Form 10KSB
period 2002-07-31
GUITRON INTERNATIONAL INC
filed 2003-02-07
CIK 1110541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE
FISCAL YEAR ENDED JULY 31, 2002

| | TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 333-37904

GUITRON INTERNATIONAL INC.
(Name of small business issuer in its charter)
Delaware	51-0397012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1530-9 Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number: 403-693-8000
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Issuer's revenues for its most recent fiscal year. $0

Aggregate market value of the voting stock held by non-affiliates of the issuer as of January 31, 2003: $0

Number of shares outstanding of issuer's Common Stock, $0.001 par value, as of January 31, 2003: 4,078,582

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (check one): Yes No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Guitron International Inc. was incorporated in the State of Delaware, on December 6, 1999, for the specific purpose of acquiring The Guitron Corporation, known herein as "Guitron Corporation", an affiliated corporation which was formed on August 20, 1997 in the Province of Quebec. Our secretary, treasurer, president and all directors hold identical positions with Guitron Corporation. Guitron International Inc. is referred to herein as "Guitron International", "we", "our" or "us".

We carry on no business at this time and following the acquisition of Guitron Corporation, it will become our wholly-owned or a majority-owned operating subsidiary and no business will be conducted through us.

On September 21, 2002, our shareholders approved the acquisition of all of the outstanding shares of Guitron Corporation and we are currently in the process of acquiring all of its outstanding shares pursuant to written acquisition agreements with each shareholder of Guitron Corporation.

The report of our independent accountants included within our audited financial statements contains a qualification respecting our ability to continue as a growing concern. More detailed information respecting our operating results can be found in our "Plan of Operation". Unless otherwise noted, all dollar references used herein are to US dollars.

Acquisition of Guitron Corporation

In connection with the approved acquisition:

- each of the issued and outstanding shares of Guitron Corporation tendered at the time of the acquisition will be exchanged for 3.25 shares of our common stock; and

- each of the issued and outstanding stock options of Guitron Corporation will become exercisable for 3.25 shares of our common stock.

As a consequence of the foregoing:

- 3,002,358 outstanding shares of Guitron Corporation, which shares will represent all of the issued and outstanding shares of Guitron Corporation, at the time of the exchange, will be exchanged for 9,757,664 shares of our common stock and we will have 13,836,246 common shares issued and outstanding; and

- 435,000 stock options of Guitron Corporation, which will represent all of the issued and outstanding stock options of Guitron Corporation, will become exercisable for an aggregate of 1,413,750 shares of our common stock. Additionally, the post-acquisition per share option exercise price will be reduced by dividing the per share exercise price in effect before the acquisition by 3.25 such that following the acquisition, each option holder will be able to exercise each of their options for 3.25 shares of our common stock at the same price it would have cost to exercise the option to purchase one share of Guitron Corporation before the acquisition.

Following the effectuation of the acquisition, Guitron Corporation will become a wholly owned subsidiary. If less than 100% of the issued and outstanding shares of Guitron Corporation are tendered at the time of the acquisition, Guitron Corporation will become a majority owned subsidiary of Guitron International. As of the date of this filing, shareholders owning approximately 70% of the total issued and outstanding shares of Guitron Corporation have agreed to exchange their shares for shares of Guitron International as described above.

No assurance can be made that we will be able to acquire all of the issued and outstanding shares of Guitron Corporation.

General Business of Guitron Corporation

Guitron Corporation is a development stage company which is poised to launch a unique, patented musical instrument known as the Guitron. Guitron Corporation has had no operating revenues since its inception and has financed all of its operations from loans, Canadian government grants, research and development tax credits, and sales of its capital stock to affiliated parties and private investors. Funds received from these sources enabled Guitron Corporation to complete initial development of the first production models of the Guitron in March 2001. Since that time, Guitron Corporation has engaged in additional research and development for the purpose of further refining the instrument and simplifying the manufacturing process.

The Guitron represents a new development respecting one of the world's oldest and most popular musical instruments, the guitar. It preserves the natural beauty of the guitar while simplifying the playing. The Guitron closely resembles and possesses the characteristics of a traditional guitar. It is in fact an enhanced guitar and maintains the pleasurable function of strumming while eliminating certain of the complexities of the traditional guitar including the need to learn the complicated fingerboard positions necessary to produce a musical chord. We believe that this is the primary reason that many first time guitar purchasers abandon their instruments. They are not prepared to invest the time and energy required by the traditional guitar to attain a reasonable level of skill. By contrast, to produce a chord on a Guitron requires only one finger. The Guitron has a simplified grid system that allows the player to easily find desired chords by following letters on the neck of the Guitron and depressing the string that corresponds to the chord family desired, producing a perfect chord when the strings are strummed or a melody when the strings are plucked. Hundreds of chords are available, always in tune and in perfect pitch. The Guitron is a self-contained battery operated instrument and contains a patent pending speakerless system, together with a unique combination of software and hardware. The Guitron relies on its on-board computer to provide recognition of the position of the finger on the fingerboard, assigning chord notes to it and creating sound. The sounds generated by the Guitron are pre-programmed into the instrument's memory. Plucking or striking the strings of the instrument releases these sounds, which are not affected by string tension.

Ubaldo Fasano, the inventor of the Guitron, had tried as a young man to learn and play the guitar. Failing to do so, his interests turned to synthesizers. Subsequently, he became a pioneer in the programming of these complex and innovative instruments. The knowledge he gained in manipulating and shaping musical sounds played a decisive role in the creation of the Guitron. Through perseverance and determination, he continued to experiment with devices that would equip him to play the guitar. He decided to put his knowledge of shaping and creating sounds for synthesizers towards developing a series of experiments in search of an electronic solution to his guitar-learning problem. Approximately twenty years later, in May 1997, combining new electronic modules, printed circuits and sophisticated microprocessors, he completed development of the first prototype of the Guitron. A second-generation prototype was completed in February 1999. Mr. Fasano passed away in April 1999 after a long illness but his vision lives on. Since that time, a third generation prototype was developed and Guitron Corporation continues to seek ways to further improve product quality and reliability. There are three basic models of the Guitron, including an electronic, acoustic, and children's model. Since March 2000, Guitron Corporation has devoted its resources to further refining the instrument and simplifying the manufacturing process.

Industry Background

In 2000, the United States music products and sound industry reported annual retail sales of approximately $7.1 billion. This represents a 4% growth in sales over the previous year and an 82% increase in sales over sales in 1991 of approximately $3.9 billion. In 2000, guitar sales represent approximately $900 million of total sales and in 1991, approximately $350 million. According the National Association of Music Merchants, "A good year for guitar sales is good news for the entire music products industry; guitarists remain the single most powerful buying group." The NAMM contends that this trend will continue as music continues to become cross-generational with different generations listening to much of the same music. For purposes of this discussion, and throughout this prospectus, all United States industry unit and dollar volume figures represent shipments by manufacturers and distributors to United States retailers at an estimated retail value. These estimates were presented by the National Association of Music Merchants in their 2001 statistical review of the United States Music Products Industry and these estimates are based on data from a variety of sources, including the U.S. Department of Commerce, industry associations, corporate financial records and various government agencies in Europe and Asia. These numbers do not take into account the secondary or used market sales figures. Guitron Corporation can make no assurances, however, that demand for guitars will increase or remain consistent in the future or that it will prove successful in obtaining a portion of the future revenues, which will be expended on guitar purchases.

In 2000, the National Association of Music Merchants commissioned the Gallup Organization to conduct a national survey of amateur music participation in the United States. Certain highlights of the survey's results show that:

- Most players first learned to play a musical instrument at school;

- Approximately 50% of all households had at least one person who played a musical instrument which was a substantial increase over the 38% reported in 1997.

- 56% of people who play a musical instrument are under the age of 35.

Based upon United States guitar sales figures for the past several years, it is Guitron Corporation's belief that guitar sales will remain steady over the foreseeable future, although no assurance can be given that this will prove to be the case. For the past few years keyboard manufacturers have been concentrating on making their product more user-friendly in order to penetrate a wider market and have been extremely successful. Guitar manufacturers have not followed this trend. Guitron Corporation believes that beginners of all ages will be attracted to the immediate results offered by the Guitron. Guitron Corporation further believes that the Guitron will appeal to players of all genders, ages and skill levels, although no assurance can be given that this will prove to be the case. Based upon the results of the Gallup Study, however, Guitron Corporation's primary marketing strategy will be directed to school age players and to young adults under 35 years of age.

Products and Services

We have no products or services.

Products and Services of Guitron Corporation

In March 2000, Guitron Corporation completed initial development of three models of the Guitron, the acoustic Guitron, the electric Guitron and the children's Guitron. >From April 2000 through November 2000, the Guitron was further refined in order to simplify the manufacturing and assembly process. These refinements included cosmetic improvements to the instruments, rearrangement of functional chord positions, reconfiguration of chord sounds, and changes relating to hardware placement and fastenings. Simplification of the manufacturing and assembly process included design work on various molds that also resulted in a more durable product. All Guitron models contain the following features:

Simplified Left-Hand Movement - In response to Guitron Corporation's conclusion that the intricate fingering positions are the primary reason why many guitar purchasers give it up in frustration and why many others never purchase a guitar in the first place Guitron Corporation identified and simplified the complex left-handed functions of the traditional guitar. The Guitron solves the problem by replacing the complex left hand fingering positions with a one- or two-finger movement.

Chord Locator by Grid System - All Guitron models are equipped with a simple and visible grid system that identifies chords. In the future, an alphanumeric display will indicate the specific chord played.

Single and Double Switch Chording Function - All Guitron models contain a switching chord feature accessible a through two-finger combination which allows a person to play in excess of 150 chords if desired. Future Guitron models will allow a person to play in excess of 1,000 chords.

Low Tension Strings - Depressing strings on the traditional guitar can cause pain when the strings bite into the fingers and can leave deep ridges in the skin. All Guitron models feature strings that are low tension, easy to depress, and cause no discomfort to the fingers.

Excellent Sound Quality - Along with an interface and a microprocessor, a simple playback mechanism produces quality sound through a proprietary speakerless technology. The sound is generated by the Guitron's soundboard.

Computer Interactive - Future Guitron models will have full computer interface capability and MIDI output which currently are part of the hardware developed. Each is equipped with the standard midi-in and midi-out connections allowing for the interaction of the instrument with personal home computers. This feature is expected to prove to be a valuable tool for professional music writers and composers.

Proposed Accessory Items

In addition to the Guitron, Guitron Corporation intends to offer consumers related accessory items including, but not limited to, guitar straps, picks, cases, headphones, amplifiers and stands. All of these items will be manufactured for Guitron Corporation, in accordance with its specifications, by product manufacturers located in either Canada or Asia. There are several manufacturers available for each of these items and Guitron Corporation does not anticipate any problems with respect to product quality or cost. Guitron Corporation intends to carry a relatively small inventory of these accessory items, at any given time, since the delivery time for orders given by Guitron Corporation to such manufacturers is expected to be short.

Services

Guitron Corporation will market the Guitron as a high quality, sophisticated, musical instrument. Consistent with this marketing plan, Guitron Corporation will provide its customers with a product warranty, product satisfaction guarantee and related support regarding the use and enjoyment of such product. Guitron Corporation will warrant the Guitron to be free from defects in material and workmanship and will provide each purchaser of a Guitron with a one year warranty on parts and labor, except for the Guitron's rechargeable batteries which will carry a 90-day warranty. During the effective warranty period, Guitron Corporation will remedy any product defects. Parts may be replaced under the warranty, at Guitron Corporation's election, with new or comparable remanufactured parts. The warranty will not extend however, to any Guitron which has been subjected to usage for which the product was not designed, which has been damaged as the result of shipping, or which has been altered or repaired in a way that affects product performance or reliability. To further insure customer satisfaction, Guitron Corporation will also provide each customer with a ten day money back guarantee, excluding shipping and handling.

Patents and Trademarks

We have no patents or trademarks. However, we have entered into confidentiality agreements with our employees and all consultants.

Patents and Trademarks of Guitron Corporation

Guitron Corporation has filed two provisional patent applications with the United States Patent and Trademark Office. The first of these patents was filed on February 2, 1999 and titled "electronic stringed musical instrument". This patent application relates to both the sound technology utilized in the Guitron and the related fingering system for producing chords. On February 2, 2000 Guitron Corporation filed a utility patent application based on provisional and bearing its priority date which reflected technological advances made by it since the initial filing date. This patent was granted on February 20, 2001 (Patent No.: US 6,191,350 B1).

The second patent application was filed on August 5, 1999 and titled "Guitar headstock". This application was unintentionally abandoned due to misfiled paperwork and a revival application was filed January 2002. This patent application relates to the physical design of the Guitron.

On February 2, 2000 Guitron Corporation also filed applications titled "Electronic stringed musical instrument" for Canadian and international patents. These applications were subsequently abandoned.

On January 31, 2002, Mr. Okulov filed on behalf of Guitron Corporation a patent application with the U.S. Patent and Trademark Office, entitled "Electronic-acoustic guitar with enhance sound, chord and melody creation system". This patent application is for the protection of algorithms of operation of the Guitron instrument and its actual configuration, which were not yet developed at the time of filing of the "Electronic stringed musical instrument" patent application. The "Electronic stringed musical instrument" patent protects an easy to play self-contained guitar concept, grid system and simplified algorithms.

Although Guitron Corporation expects that patents will be granted in response to its outstanding applications, they are unable to give any assurances that this will in fact be the case. In addition to the protection to be offered to Guitron Corporation upon the allowance of its patent applications, Guitron Corporation will also rely on trade secrets, proprietary know-how and technological innovation with respect to the development of the Guitron.

In April 1998, Guitron Corporation filed an application with the United States Patent and Trademark Office seeking trademark registration for the mark "Guitron" indicating its intention to use the mark in connection with the musical instrument referred to as the Guitron. In October 1999, Guitron Corporation received a Notice of Allowance with respect to this application, which gave Guitron Corporation a six-month period to either use the trademark commercially, or apply for an extension to the Notice of Allowance. Guitron Corporation has filed five extensions on this Notice of Allowance and must use the trademark commercially prior to February 1, 2003 and file a Statement of Use indicating such by the same date with the United States Patent and Trademark Office or the application will have to be abandoned, as no further extensions are available. Guitron Corporation has used the trademark commercially and intends to file a Statement of Use prior to February 1, 2003.

Guitron Corporation has entered into confidentiality and invention assignment agreements with its employees and consultants which limit access to, and disclosure or use of, the Guitron technology. There can be no assurance, however, that the steps taken by Guitron Corporation to deter misappropriation or third party development of its technology or processes will be adequate, that others will not independently develop a similar technology or processes, or that secrecy will not be breached. In addition, although Guitron Corporation believes that its technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that its technology does not and will not so infringe or that third parties will not assert infringement claims against Guitron Corporation in the future. Guitron Corporation believes that the steps it has taken will provide some degree of protection and that the issuance of patents pursuant to its applications will materially improve this protection. However, no assurance can be given that this will be the case.

Sales and Marketing

We have no sales and marketing.

Sales and Marketing of Guitron Corporation

Guitron Corporation had commenced a sales and marketing program of its three Guitron models in March 2001. Due to a lack of funds, the program has been suspended until such time as funding is available to restart the program.

This program would include an interactive website to purchase Guitrons and its accessories. This website would also allow a Guitron owner to download software upgrades and sound banks for their Guitron and would also offer tutorials and lessons. As well, Guitron Corporation intends to offer sponsorship to institutions, associations and schools that would increase awareness of the Guitron in their target market. Guitron Corporation intends to also participate in music industry trade shows.

Once funds are in place, Guitron Corporation's initial test markets will be Eastern Canada and the Northeastern United States which will be followed by the remainder of the United States and then worldwide. Guitron Corporation's long-term marketing objective is to create full consumer awareness of the Guitron, the accessory items, and the other products that it may develop in the future. Guitron Corporation's medium term marketing objective is to introduce new lines of Guitrons in or before 2004. These new lines are expected to be the result of Guitron Corporation's continuing research and development.

Guitron Corporation has decided to rely on outsourcing its sales and marketing needs in order to limit its fixed expenses. This strategy will enable Guitron Corporation to minimize its employee requirements, to enable it to expedite the implementation of its sales and marketing plans and strategies, and to position it to take advantage of the services of professional sales and marketing organizations.

Supplies and Suppliers

We have no need for supplies or suppliers.

Supplies and Suppliers of Guitron Corporation

The primary components of the Guitron include electronics, hardware and guitar bodies. These components will be manufactured for Guitron Corporation by third parties. Initially, Guitron Corporation will assemble Guitrons on site. Guitron Corporation plans to review its manufacturing process as demand for their product increase and may have manufacturing occur oversees to take advantage of cost savings. Guitron Corporation also intends to sell related accessories manufactured for it by third parties such as speakers, amplifiers, stands, straps, footrests and cases. Suppliers of component materials and accessories will be chosen based on quality, service and price.

The price of raw materials for the manufacture of Guitron is expected to remain stable in the near term. Increases that may occur are expected to be small; although no assurance can be given that this will prove to be the case. Each category of raw materials has several competing suppliers. Guitron Corporation does not intend to be dependent upon any one supplier for any of the raw materials that it will purchase. Guitron Corporation expects all required raw materials to be readily available in sufficient quantities and to be of required quality. In the extreme situation, however, were any required raw materials not to be generally available, it would have a material adverse effect on Guitron Corporation's operations.

Seasonal Aspects

Neither we nor Guitron Corporation expect to experience seasonal variations in operating results.

Research and Development

We perform no research or development of any kind.

Research and Development of Guitron Corporation

Although the basic design and development of the Guitron was brought to completion during March 2000, Guitron Corporation continues to refine and enhance its Guitron technology and related manufacturing processes. To date, all of these activities have related to the development of the Guitron.

Competition

We have no competition at this time as we have not acquired all the issued and outstanding shares in Guitron Corporation and therefore, we conduct no business.

Competition of Guitron Corporation

Guitron Corporation knows of no guitar-like related devices, apparatus or equipment, utilizing electronic or other technology, which is identical or comparable to the Guitron technology, presently being sold or used anywhere in the world. Further, Guitron Corporation is not aware of any competing patents relating to this technology. However, the Guitron may reasonably be expected to compete with related or similar guitar, or guitar-like, instruments, apparatus or devices. Moreover, prospective competitors which may enter the field may include established manufacturers of musical or electronic audio instruments and equipment, all of which will be considerably larger than Guitron Corporation are in total assets and resources. This could enable them to bring their own technologies and instruments to advanced stages of development and marketing with more speed and efficiency than Guitron Corporation has been, or will be, able to apply to the development and marketing of the Guitron. There can be no assurance that the Guitron will successfully compete with conventional guitars and existing electronic guitar-like instruments or with any improved or new technology instrument which may be developed in the future.

Government Regulation

There are no special or unusual governmental laws or regulations that can be expected to materially impact on the operation of our business either now or once the acquisition of Guitron Corporation is completed.

Employees

As of the filing of this report, we employ a Vice President Corporate Affairs. Our President and Secretary/Treasurer currently are not employed by us and are paid no compensation for holding these positions. Our President is also the President of Guitron Corporation and is contracted to Guitron Corporation as their Director of Research, Engineering and Manufacturing. At this time, we do not plan on adding any additional employees. Subsequent to our acquisition of Guitron Corporation, additional employees may be hired by Guitron Corporation as required for the operation of its business including those required for Guitron assembly. We consider our relationship with our employees to be satisfactory. Our work force is non-unionized.

Employees of Guitron Corporation

As of the filing of this report, Guitron Corporation had one consultant, Paul Okulov, who serves as Guitron Corporation's President and a member of Guitron Corporation's Board of Directors. Mr. Okulov is Guitron Corporation's Director of Research, Engineering and Manufacturing. Mr. Okulov is also Guitron International's President and a director. Guitron Corporation's Secretary/Treasurer is not employed by Guitron Corporation and is paid no compensation for holding these positions. Subsequent to the acquisition of Guitron Corporation, additional employees may be hired by Guitron Corporation as required for the operation of its business including those required for Guitron assembly. Guitron Corporation considers its relationship with its employee to be satisfactory. Guitron Corporation's work force is non-unionized.

Additional Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. You should read the following risk factors relating to both us and Guitron Corporation carefully before purchasing our common stock. The risks and uncertainties described below are not the only ones we and Guitron Corporation face. Other risks and uncertainties, including those that we and Guitron Corporation do not currently consider material, may impair our business. If any of the risks discussed below actually occur, including the risk factors associated with Guitron Corporation, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline.

Risks Related To Our Business And The Business of Guitron Corporation

We Have No Operating History For You To Use To Evaluate Our Business.

We have no operating history for you to use to evaluate either our business or the business of Guitron Corporation. We have devoted almost all of our efforts to the acquisition of Guitron Corporation which we anticipate completing before February 28, 2003, although no assurance can be given that this will occur.

Guitron Corporation Has No Operating History For You To Use To Evaluate Its Business.

Guitron Corporation has devoted almost all of its time and resources on developing the Guitron and very little time and expense to marketing and sales. Marketing activity in Guitron Corporation commenced briefly in March 2001 and they anticipate making sales in the third quarter of year 2003, although no assurance can be given that this will prove to be the case. Guitron Corporation has not yet made any sales and its products have no history of customer acceptance and use. Guitron Corporation is at an early stage in its development and it is possible that its products may not sell in the volumes or at the prices that Guitron Corporation anticipates. If that occurs, Guitron Corporation would receive less than the projected income from sales of its products and its profitability would suffer.

Guitron Corporation Needs To Initiate Or Expand It's Manufacturing, Marketing And Sales Operations. These Activities Will Strain Its Resources, And Failure To Effectively Manage The Implementation And Growth Of Its Business Could Disrupt Its Operations And Prevent It From Generating The Revenues Guitron Corporation Expects.

Guitron Corporation will have to commence its manufacturing, marketing and sales operations in order to successfully implement its business strategy. This will involve the establishment of manufacturing and marketing infrastructures and the development of efficient delivery systems. Because Guitron Corporation has yet to make any Guitron sales, these infrastructures and systems are not yet in place. If Guitron Corporation is successful in commencing commercial operations, they may then experience rapid growth, requiring them to manage multiple relationships with various wholesalers and retailers of its products, vendors of supplies and raw materials, and other third parties. The implementation of operations and the subsequent expansion of such operations, which may follow, can be expected to strain their management, operational, financial, and technological resources. If Guitron Corporation fails to manage its growth in a manner that minimizes these strains on its resources it could disrupt Guitron Corporation's operations and ultimately prevent them from generating the revenues they expect. The successful implementation and growth of Guitron Corporation's business will also depend on its ability to attract and retain qualified employees and consultants. If they fail to manage their growth successfully, their business and the business of Guitron International will suffer.

The Guitron Is Guitron Corporation's Only Product. If It Does Not Achieve Broad Market Acceptance, Guitron Corporation's Anticipated Future Revenue Growth And Profitability Will Suffer.

Guitron Corporation has yet to make any sales of the Guitron, which is its only product. Guitron Corporation has no potential sources of revenues from anything other than anticipated sales of the Guitron and certain proposed accessory products. Guitron Corporation has not conducted any formal market studies regarding the probable market acceptance of the Guitron and therefore has no basis for predicting the potential demand for this new musical instrument. Accordingly, Guitron Corporation cannot give any assurance that sufficient market penetration can be achieved so that it can operate profitably. If the Guitron is not accepted, or if its acceptance develops more slowly than expected, the business of Guitron Corporation and our business will be materially and adversely affected.

Guitron Corporation Has Not Yet Obtained All Of The Patents For Which It Has Applied. Therefore, They May Not Be Able To Protect Their Technology.

The success of Guitron Corporation's proposed business will depend in part upon its ability to protect its proprietary Guitron technology. Guitron Corporation has filed patent applications seeking U.S., Canadian, and international patent protection. On February 20, 2001, a US patent was granted to Guitron Corporation for its patent titled "electronic stringed musical instrument" (Patent No.: US 6,191,350 B1). While Guitron Corporation expects that its other patents will be granted, they are unable to give any assurance that this will in fact be the case. Nor can they predict how long the patent review process will take. Even if Guitron Corporation's other patents are granted, there can be no assurance that they will provide meaningful protection over competing products or that they will have the resources to defend them by bringing patent infringement or other proprietary rights actions.

If Guitron Corporation Is Unable To Compete Effectively With Traditional Acoustic And Electric Guitars, They Will Not Be Able To Generate Revenues Or Profits.

Guitron Corporation's ability to generate revenues and operate profitably will be directly related to its ability to compete effectively with traditional acoustic and electric guitars. Although Guitron Corporation believes that the Guitron is a unique musical instrument with distinct advantages over conventional acoustic or electric guitars, it will face competition from traditional guitar manufacturers, virtually all of who are larger and have substantially more assets and resources than Guitron Corporation. Guitron Corporation's future success will depend, to a significant extent, on a number of factors, including the public's acceptance of the Guitron and its ability to successfully develop and exploit such acceptance. Guitron Corporation can give no assurance that it will be able to overcome the competitive disadvantages it faces as a small company with limited capital and without a history of successfully developing and marketing musical instruments, technology, devices or products.

Since Guitron Corporation Will Manufacture Our Products In Either Canada or Overseas And Sell Them In The United States And Canada, Its Business Will Be Affected By Currency Exchange Rates And Other Factors.

Guitron Corporation intends to produce its products in either Canada or overseas in Asia. This will make them subject to various risks associated with international operations. These include changes in currency exchange rates, which will affect any payments to or by Guitron Corporation, which are made or valued in currency other than United States dollars. If and when Guitron Corporation begins selling its products in the United States, it may also be affected by changes in tariff rates and possible instability of the political climate or economic environment outside of the United States. This could have an adverse effect on Guitron Corporation's revenues or asset values in terms of the U.S. dollar. To a lesser extent social, political and economic conditions could cause changes in applicable laws and regulations relating to foreign investment and trade.

We Have Entered, And In The Future We May Continue To Enter, Into Transactions With Related Parties; All Such Transactions May Involve Inherent Conflicts Of Interest.

Since our inception, we have on several occasions entered into transactions with our officers, directors, principal shareholders and other affiliated parties including those transactions discussed in the "Certain Transactions" section of this filing. While all such transactions may involve inherent conflicts of interest, we believe that in every case, they were made on terms as fair as those obtainable from independent third parties. However, no assurance can be given that this was, in fact, the case. We have adopted a policy, which, among other things, requires all material transactions with affiliated parties to be approved by a majority of the directors who do not have an interest in the transaction.

Guitron Corporation Has Entered, And In The Future, May Continue To Enter Into Transactions With Related Parties; All Such Transactions May Involve Inherent Conflicts Of Interest.

Since Guitron Corporation's inception, it has on several occasions entered into transactions with its officers, directors, principal shareholders and other affiliated parties including those transactions discussed in the "Certain Transactions" section of this filing. While all such transactions may involve inherent conflicts of interest, Guitron Corporation believes that in every case, they were made on terms as fair as those obtainable from independent third parties. However, no assurance can be given that this was, in fact, the case. Guitron Corporation has adopted a policy, which, among other things, requires all material transactions with affiliated parties to be approved by a majority of the directors who do not have an interest in the transaction.

Guitron Corporation's And Our Future Success Is Dependent On The Performance And Continued Service Of Our Mutual President, Other Officers And Other Key Employees And Our Ability To Attract And Retain Skilled Personnel.

Guitron Corporation's and our performance and future operating results are substantially dependent on the continued service and performance of Paul Okulov, who is president of both companies. To the extent that Mr. Okulov services become unavailable, Guitron Corporation's and our business and prospects may be adversely affected. Mr. Okulov has been instrumental in the development of the Guitron and had a fixed term agreement with Guitron Corporation through his company IPR Innovative Products Resources Ltd., which expired on February 1, 2002. We are currently in negotiations with Mr. Okulov to retain his services through Guitron International. Should Guitron Corporation or we not be able to retain Mr. Okulov's services, Guitron Corporation and we do not know whether an equally qualified person could be employed to replace Mr. Okulov. Neither Guitron Corporation nor we currently maintain "key man" insurance for any executive officers or other key employees and have no intentions of obtaining this type of insurance. If Guitron Corporation is successful in implementing and developing its business, it will require additional managerial and technical personnel. Competition for highly qualified personnel is intense, and Guitron Corporation cannot assure that it can retain its key employees or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of Guitron Corporation's or our senior management or other key employees and the potential inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on Guitron Corporation's and our financial condition, operating results, and cash flows.

Risks Related To Our Financial Condition And The Financial Condition of Guitron Corporation

We Will Need Additional Financing Which May Not Be Available And, If Available, Might Only Be Available On Unfavorable Terms.

We currently have no operating capital making it necessary for us to raise funds through further equity or debt financings until such time, if ever, as we are able to operate profitably. There is no assurance that we will be able to obtain it on terms beneficial to us, if at all.

Guitron Corporation Will Need Additional Financing Which May Not Be Available If We Are Unable To Obtain Additional Financing.

Guitron Corporation currently has no operating capital. Post-acquisition, Guitron Corporation's future operating capital will be obtained through Guitron International. Should we be unable to obtain outside funding, Guitron Corporation may be prevented from commencing commercial operations.

Guitron Corporation Expects A Substantial Increase In Expenses And May Not Achieve Significant Profitability, Post-Acquisition, This May Cause Our Stock Price To Fall.

Because of Guitron Corporation's early stage of development, it expects to continue to incur operating losses and to have a negative cash flow unless and until it is able to generate substantial revenues and reach profitability. Guitron Corporation expects that during the next twelve months, as it tries to launch the Guitron and related products; its operating expenses will be increasing, especially in the areas of sales and marketing and brand promotion. Guitron Corporation anticipates that it will have to incur substantial costs and expenses related to:

- hiring additional executive and administrative personnel, and additional product development personnel;

- continued development of the Guitron and the development of proposed accessory products;

- advertising, marketing, and promotional activities.

The extent of Guitron Corporation's losses in the future will depend on its ability to commence commercial operations and generate revenues on a profitable basis. To do so, it will have to develop and implement successful manufacturing, sales, and marketing programs for the Guitron. No assurance can be given that Guitron Corporation will be able to achieve this objective or that, if this objective is achieved, that it will ever be profitable. Guitron Corporation's ability to achieve profitability and to sustain it will depend on its ability to generate and sustain substantial revenues while maintaining reasonable expense levels. Although Guitron Corporation intends to increase its spending on the activities listed above, these efforts may not result in the generation of sufficient revenues which will have a direct impact on our revenues which may have a subsequent impact on our stock price.

Both We And Guitron Corporation Have A Negative Net Worth, Have Incurred Losses From Inception, And Expect To Incur Losses In The Future. This Could Drive The Price Of Our Stock Down.

Both we and Guitron Corporation have never generated any revenues from operations. Instead we and Guitron Corporation have been dependent on debt and equity funding from lenders and investors to allow us to conduct developmental operations. Both Guitron Corporation and Guitron International have therefore incurred losses from inception.

As of July 31, 2002, we had an accumulated deficit of $1,629,357 and we anticipate that we will continue to incur net losses for the foreseeable future unless and until Guitron Corporation is able to establish profitable business operations. As at July 31, 2002, we had total current assets of $1,665 and total current liabilities of $332,907 or a negative working capital of approximately $331,242.

As of January 31, 2002, Guitron Corporation had an accumulated deficit of $2,349,268 and it anticipates that it will continue to incur net losses for the foreseeable future unless and until it is able to establish profitable business operations. As at January 31, 2002, Guitron Corporation had total current assets of $135,738 and total current liabilities of $1,772,616 or a negative working capital of approximately $ 686,598.

If Guitron Corporation fails to establish profitable operations and continues to incur losses; the price of our common stock could be expected to fall.

We Received An Opinion From Our Accountants As Of February 4, 2003 Which Raises Doubt About Our Ability To Continue As A Going Concern.

Our audited financial statements for the year ended July 31, 2002, which are included in this filing, indicate that there was substantial doubt as of February 4, 2003 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing. In addition to the very real risk to our ability to successfully acquire Guitron Corporation and for Guitron Corporation to launch its business operations, which our accountants have thus expressed, this type of "going concern" qualification in our accountant's report can have a negative effect on the price of our stock. If we fail to manage our business in a manner that minimizes these strains on our resources, it could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Risks Related To Our Stock

We Are Not, And May Never Be, Eligible For NASDAQ Or Any National Stock Exchange.

We are not presently, and it is likely that for the foreseeable future we will not be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid of price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ.

Our Board of Directors Can Issue Additional Shares Of Our Common Stock Without The Consent Of Any Of Our Shareholders; This Could Result In The Dilution Of Your Voting Power And Could Decrease The Value Of Your Shares.

Post-acquisition of Guitron Corporation, we will have 6,173,754 authorized but unissued shares of common stock of which 1,413,750 will be reserved for issuance upon exercise of outstanding stock options. Our board of directors has the power to issue any or all of these shares without shareholder approval. If we issue any additional common shares, the percentage of ownership and the voting power of each other common share will be proportionately reduced and the book value or market price of the outstanding common shares could also be reduced.

Our Common Stock Is A "Penny Stock," And Compliance With Requirements For Dealing In Penny Stocks May Make It Difficult For Holders Of Our Common Stock To Resell Their Shares.

If a public market develops for our common stock, it will be in what is known as the over-the-counter market and, trading of our stock will be quoted in the Over-the-Counter Bulletin Board of the NASD. At least for the foreseeable future, our common stock will be deemed to be a "penny stock" as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Rule 15g-2 under the Exchange Act requires broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain from these investors a manually signed and dated written acknowledgement of receipt of the document before effecting a transaction in a penny stock for the investor's account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

Penny stocks are stocks:

- with a price of less than $5.00 per share; or

- that are not traded on NASDAQ or a national securities exchange;

- Penny stock are also stocks which are issued by companies with net tangible assets of less than:

- $2.0 million (if the issuer has been in continuous operation for at least three years); or

- $5.0 million (if in continuous operation for less than three years); or

- average revenue of less than $6.0 million for the last three years.

ITEM 2. DESCRIPTION OF PROPERTY.

Principal Offices

Our principal executive offices are located in a facility at 1530 - 9th Avenue SE, Calgary, Alberta, Canada. We utilize the space for general administrative purposes and believe this space is sufficient to handle our present and immediate future needs. The space at this facility is provided free of charge at this time by International Securities Group, Inc. In the first quarter of 2003, International Securities Group, Inc. and Guitron International intend to reassess the rental situation. W. Scott Lawler is a principal of International Securities Group, Inc and is one of our directors.

Principal Offices of Guitron Corporation

Guitron Corporation currently has no facilities. Post-acquisition, Guitron Corporation plans on renting office/light manufacturing facilities in the Montreal, Canada area.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to nor are our property the subject of any pending legal proceeding.

Legal Proceedings of Guitron Corporation

Guitron Corporation is not a party to nor is its property the subject of any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of Shareholders was held on September 21, 2002, at which the following items were voted upon:

1.The following directors were elected to the Board of Directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:
Voting Results	For	Against	Abstain
Paul Okulov	2,472,497	0	0
Jacqueline R. Danforth	2,472,497	0	0
W. Scott Lawler	2,472,497	0	0

2. The shareholders approved the appointment of Miller & McCollom, CPAs as our auditors for the current fiscal year and authorized the Board to set the auditors' compensation. Miller & McCollom have been our auditors since September 2, 2002.
Voting Results	For	Against	Abstain
	2,472,497	0	0

3. The shareholders reviewed our financial statements for the fiscal year ended July 31, 2002 .
Voting Results	For	Against	Abstain
	2,472,497	0	0

4. The shareholders approved the proposed acquisition of all of the outstanding shares of Guitron Corporation. Under the terms and conditions of the proposed acquisition:

- each of the issued and outstanding shares of Guitron Corporation at the time of the acquisition will be exchanged for 3.25 shares of our common stock; and

- each of the issued and outstanding stock options of Guitron Corporation will become exercisable for an aggregate of 1,413,750 shares of our common stock. Additionally, the post-acquisition per share option exercise price will be reduced by dividing the per share exercise price in effect before the acquisition by 3.25 such that following the acquisition, each option holder will be able to exercise each of their options for 3.25 shares of our common stock at the same price it would have cost to exercise the option to purchase one share of Guitron Corporation before the acquisition.

Voting Results	For	Against	Abstain
	2,472,497	0	0

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of the date of this report, no public market has ever existed for our shares.

As of January 31, 2003, there were 56 shareholders of record of the Company's common stock.

During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

We have no equity compensation plans in effect and have not issued any securities under any equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

On January 3, 2000, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued an aggregate of 2,599,300 shares of our common stock to Michael D.A. Ash (500,000 shares), Ashbyrne 2000 Limited (1,500,000 shares), Frances Katz Levine (299,650 shares) and Scott Rapfogel (299,650 shares). All of the foregoing persons are sophisticated investors, are familiar with our business activities and were given full and complete access to any corporate information requested by them and did in fact review extensive corporate information The shares issued to Michael D.A. Ash and Ashbyrne 2000 Limited were sold pursuant to a consulting services agreement which gave Ashbyrne Consulting Inc. the right to purchase 2,000,000 at par value. The shares issued to Frances Katz Levine and Scott Rapfogel was issued in exchange for legal services which were valued at an aggregate of $127,052.

Pursuant to our pending acquisition of Guitron Corporation all of the 3,002,358 then issued and outstanding shares of Guitron Corporation will each be exchanged for 3.25 shares of our common stock. 2,218,226 of these shares of Guitron Corporation are held by an aggregate of 55 persons who acquired them during the period September 1, 1997 through June 15, 2000 at prices ranging from approximately $.00001 per share to approximately $.67 per share. 19,800 of those shares are held by 1 person who acquired them on January 2, 2001 pursuant to the exercise of stock options at a price of approximately .67 per share. 46 of the issuances by Guitron Corporation were made to Canadian or other foreign residents and were not subject to United States securities laws. 5 of such issuances by Guitron Corporation were made to United States residents in reliance on Section 4(2) of the Securities Act of 1933, as amended. Guitron Corporation has options issued to 9 people which are exercisable into 435,000 shares of its common stock. All of these options were issued to Canadian and other foreign residents and therefore were not subject to U.S. securities laws. As part of our acquisition of Guitron Corporation, these options will become exercisable for an aggregate of 1,413,750 shares of our common stock. Additionally, the post-acquisition per share option exercise price will be reduced by dividing the per share exercise price in effect before the acquisition by 3.25 such that following the acquisition, each option holder will be able to exercise each of their options for 3.25 shares of our common stock at the same price it would have cost to exercise the option to purchase one share of Guitron Corporation before the acquisition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

We currently have no cash or other liquid assets to satisfy our cash requirements for the next twelve months. We will have to raise additional funds in the next twelve months to satisfy the operating our expenses and to capitalize Guitron Corporation following closing of the acquisition later this month. We estimate that Guitron International will require $75,000 for the next twelve months of operations and estimate that Guitron Corporation will require $1,440,000 for its operations during the same period. Guitron International's operational expenses are anticipated to be limited to expenses for legal, accounting, administrative and office expenses. Guitron Corporation's estimated operational expenses include manufacturing, wages, salaries, employee benefits, utilities, rent, professional fees, research and development, entertainment, promotion, advertising, promotional materials, marketing, travel commissions and outside contractors.

During the next twelve months, we will not conduct any product research or development; however Guitron Corporation expects to expend approximately $135,000 on such activity. Such expenses will be for the design and development of a new board and another model of the Guitron, which the management of Guitron Corporation believes will provide a significant reduction in the manufacturing costs of the Guitron.

Neither Guitron International nor Guitron Corporation expects to purchase any plant or significant equipment during the next twelve month period. Guitron Corporation expects that will contract with third parties to do the manufacturing of its products and thus it will not have to purchase any equipment.

Guitron International expects that it will have to add 1 or 2 people for administrative purposes during the next twelve months, subject to closing of the acquisition of Guitron Corporation and the achievement of the funding obligations of both Guitron International and Guitron Corporation. In addition, in order to implement Guitron Corporation's business plan, it will have to employ approximately seven (7) full-time employees, including three (3) senior executives, a general manager, a sales director, a marketing director and an engineer. We expect that sales personnel will also be hired as independent consultants or contractors.

ITEM 7. FINANCIAL STATEMENTS.

The information required by this Item is included on pages F-1 to F-26. The index to the financial statements can be found on page 26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of September 2, 2002, we dismissed our principal accountant previously engaged to audit our financial statements, Pinkham & Pinkham. Pinkham & Pinkham was engaged to audit our financial statements for the fiscal years ended July 31, 2000 and 1999. Pinkham & Pinkham's report on our financial statements for the fiscal years ended July 31, 2000, and 2000 contained substantial doubt about our ability to continue as a going concern. Such report did not contain any other adverse opinion or a disclaimer of opinion nor was it in any other way qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was approved by our Board of Directors.

During our two (2) most recent fiscal years and during all subsequent interim periods preceding Pinkham & Pinkham's dismissal, there were no disagreements between us and the accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Other than the comments with respect to substantial doubt about our ability to continue as a going concern as described above, there were no reportable events (as such term is defined by paragraph (a)(1)(v) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission ("Regulation S-K") that occurred within our two most recent fiscal years nor any subsequent interim period preceding the dismissal of Pinkham & Pinkham.

We provided Pinkham & Pinkham with a copy of the disclosures made on a Form 8-K, filed on September 13, 2002, prior to the filing of the same. We requested Pinkham & Pinkham to furnish us with a letter addressed to the SEC stating whether it agrees with the statements made in the Form 8-K. The letter was received and filed as an exhibit to an amended Form 8-K filed on September 23, 2002.

As of September 2nd, 2002, we engaged the accounting firm of Miller & McCollom as our principal accounting firm to audit our financial statements. We had not consulted with Miller & McCollom regarding either the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on our financial statements; nor any disagreement or other reportable event (as such are defined in paragraphs (a)(1)(iv)-(v) under Item 304 of Regulation S-K) as no such disagreement or reportable event occurred as disclosed above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The officers and directors of the Company are:
Name	Age	Position
Paul Okulov	44	President and Director
Jacqueline Danforth	30	Secretary/Treasurer and Director
W. Scott Lawler	41	Director

Our directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Our officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Interim replacements for resigning directors and officers are appointed by the Board of Directors. Our directors have received no compensation to date for their service as directors. Set forth below are brief descriptions of the recent employment and business experiences of our officers and directors.

PAUL OKULOV. Mr. Okulov was appointed President of Guitron International and named to the Board of Directors on September 4, 2002. Mr. Okulov has been Guitron Corporation's director of research, engineering and manufacturing since December 1998. Mr. Okulov is primarily responsible for the supervision of Guitron Corporation's research and development and manufacturing operations as well as its engineering requirements. Mr. Okulov has extensive experience in the areas of engineering consulting with an emphasis on problem solving, cost reduction and innovations in the mechanical, electro-mechanical and civil engineering fields. He is a member of the American Society of Mechanical Engineers. Mr. Okulov's work has resulted in numerous inventions, 13 of which have been patented and even more of which are expected to be patented in the future. Mr. Okulov's professional experience has included idea conception, design development, and prototype building and testing. He has also assumed responsibility for related research, patenting, manufacturing set-ups and management. From 1977 until 1992 he worked in various capacities at the Moscow Institute of Civil Engineering, Department of Design of Metal Structures including several teaching and consulting positions. From 1992 until 1993 he was employed as a scientific consultant at Browning Thermal Systems, Inc. in Enfield, New Hampshire. From 1993 until 1997 he was employed as a Research and Development Product Manager and thereafter as a Director of Engineering at Biosig Instruments Inc. in Quebec, Canada. >From 1986 until 1998 he also worked as a consultant to the automotive and metal works, thermal spray and aircraft industries in the areas of product design and patenting. From 1997 to the present Mr. Okulov has worked for Innovative Products Resources Ltd., engineering, consulting, and research and development company which he owns and controls. From 2001 to 2002, Mr. Okulov also acted as Director of Engineering for AGS Taron Technologies, Inc. In 1980, Mr. Okulov received an M.S. degree in Civil Engineering from the Moscow Institute of Civil Engineering. In 1981 he received a Master's degree in Patent Procedures and Patent Law from the High State Patent Courses in Moscow. In 1985 he received a Ph.D. in Civil/Mechanical Engineering from the Moscow Institute of Civil Engineering.

JACQUELINE R. DANFORTH. Ms. Danforth has been our Secretary/Treasurer and a member of the Board of Directors since September 3, 2002. Ms. Danforth has spent the past several years in the employ of publicly traded companies providing management, administrative and accounting services. She has been a member of the Board of Directors and the President of Fact Corporation, a public corporation engaged in the business of function foods, since August 7, 2001. Ms. Danforth has been a director and Secretary-Treasurer of Food and Culinary Technology Group Inc. since its acquisition by FACT Corporation on November 7, 2001. Ms. Danforth was the Secretary, Treasurer and a member of the Board of Directors of Synergy Technologies Corporation from December 1997 to June 2001. During her tenure at Synergy Technologies, Ms. Danforth was a member of Synergy's Audit Committee; a director of Carbon Resources Ltd., a director of SynGen Technologies Limited, and a director of Lanisco Holdings Limited. Ms. Danforth also currently serves on the Board of Directors of Texas T Resources Inc., a publicly traded Alberta corporation and on the Board of Directors of its subsidiary, Texas T Petroleum Ltd. She is the President and sole director of Argonaut Management Group, Inc., a private consulting company.

W. SCOTT LAWLER. Mr. Lawler became a member of our Board of Directors on September 3, 2002. Mr. Lawler is an attorney and is admitted in the State Bar of California. Currently, Mr. Lawler is a director and the President of International Securities Group, Inc., a private venture capital company. Mr. Lawler has been a member of the Board of Directors of FACT Corporation since November 1999 and served as President of FACT from November 1, 1999 to August 7, 2001, and serves as a director of subsidiaries of FACT, including Food and Culinary Technology Group, Inc. since July 2001, FACT Bread Company Inc, since November 2001. As well, Mr. Lawler has also served as a director of Crysler Corp. since November 2001 and E-one Corporation since October 2002. Mr. Lawler received a Bachelor's Degree in Business Management in 1984 from Brigham Young University and his Juris Doctorate degree from University of Southern California Law Center in 1988. Mr. Lawler was admitted to the California State Bar in 1988. Mr. Lawler has been the principal of Lawler & Associates, specializing in corporate and securities matters, since 1995.

None of our directors has been involved in any bankruptcy or criminal (excluding traffic violations and other minor offenses) proceedings. None of our directors is subject to any order, judgment or decree related to his involvement in any type of business, securities or banking activities or has been found to have violated a federal or state securities or commodities law.

The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

Section 16(A) Beneficial Ownership Reporting Compliance

None of the previous directors, officers, or beneficial owners of more than 10% of the common stock has filed any reports required by Section 16(a) of the Securities Exchange Act of 1934. Subsequent to our most recent fiscal year and changes in the members of the board of directors, all officers and directors have filed reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth certain information regarding the compensation paid during each of our last three fiscal years to our President and two other most highly compensated executive officers for the fiscal years indicated. No other executive officer's total annual salary and bonus exceeded $100,000.00 during such years and thus no information regarding any other officers' compensation is required to be disclosed herein for the periods indicated.

Summary Compensation Table
Annual Compensation					Long Term Compensation
Awards
Name and Principal Position	Year (1)	Salary	Bonus	Other Annual Compensation	Stock Awards	Securities Underlying Options/ SARS
Richard Duffy President	2002 2001 2000	75,000(2) 100,000(2) 66,667(3)
Rami Chehata Vice President	2002 2001	0 0		87,000 (4) 25,000 (4)	150,000(5) 0
Michael Ash (6)	2002 2001 2000	0 0 0			187,500 0 0	0 0 2,000,000

(1) ending July 31.

(2) This amount accrued pursuant to Mr. Duffy's Executive Agreement with Guitron International during the period indicated but has not been paid.

(3) $46,324 of this amount was paid in cash pursuant to Mr. Duffy's Executive Agreement with Guitron International during the period indicated. The remaining $20,342 accrued during that period but has not been paid.

(4) Under the terms of the Consulting Agreement between the Company and Mr. Chehata, which existed from March 1, 2001 to October 31, 2001, Mr. Chehata was paid 5,000 shares of our common stock per month. Under the Employment Agreement between the Company and Mr. Chehata, which commenced November 1, 2001, the Company had the right to elect to pay Mr. Chehata with shares of common stock at the rate of 8,000 per month, which we did from November 1, 2001 through July 31, 2002.

(5) Mr. Chehata was issued 150,000 shares of our common stock as a signing bonus on his employment agreement dated November 1, 2001.

(6) In connection with the Ashbyrne Consultants Inc. Consulting Agreement, dated December 6, 1999, we granted to Ashbyrne Consultants the option to purchase 2,000,000 shares of common stock at $.001 per share. The option was exercised on March 1, 2000 and as a result we issued 500,000 shares of our common stock to Michael Ash and 1,500,000 shares of our common stock to Ashbyrne 2000 Ltd. The Consulting Agreement was extended on December 6, 2001 for a period of one year in exchange for a total of 250,000, to be issued on a quarterly basis. As of July 31, 2002, we had issued 187,500 common shares to Mr. Ash and subsequent thereto, we issued the final 62,500 shares. For accounting purposes, we have accrued the share issuances over the term of the Consulting Agreement. Mr. Ash has control over both Ashbyrne Consultants Inc. and Ashbyrne 2000 Ltd.

Employment Agreements

On November 1, 2001, we entered into an Employment Agreement with Rami Chehata, the Corporation's Vice President Corporate Affairs. This agreement is for a term of three (3) years. Under the agreement, Mr. Chehata is to be paid an annual base salary of CDN $96,000 (approximately US$63,850) and is subject to annual review and increase by the President of the Corporation. Mr. Chehata is also eligible under this agreement to receive discretionary bonuses determined by the President. The Corporation has the option under this agreement to satisfy its obligation of Mr. Chehata's monthly base salary in the form of 8,000 shares of common stock per month, which we did for the months of November 2001 through December 2002, for a total of 112,000 shares. Mr. Chehata also received a signing bonus of 150,000 shares of our common stock. Under the terms of Mr. Chehata's contract, should he be terminated for reasons other than cause, or due to a change in control, Mr. Chehata's severance would be equal to two years salary which can be either paid in one or twelve installments, as well, his employee benefits would continue in place until such time as he becomes gainfully employed again.

On December 6, 1999, the Corporation entered into a two-year consulting agreement with Ashbyrne Consultants Inc., a Canadian corporation owned by Michael D.A. Ash, a former officer and former director of Guitron International. The agreement provided for Ashbyrne Consultants Inc. to provide various services, including but not limited to, corporate planning; evaluation of business strategies; financial advice and planning; and corporate management assistance. Pursuant to such agreement, Mr. Ash was employed as our secretary, treasurer and chief financial officer on a non-salaried basis through December 6, 2001. In consideration of the Consulting Agreement and payment by Mr. Ash of $2,000, on December 7, 1999, we issued 500,000 shares of our common stock to Michael D.A. Ash and 1,500,000 shares of our common stock to Ashbyrne 2000 Limited, a corporation controlled by Mr. Ash. On July 30, 2002, the consulting agreement was extended for one year, with each party having the right to suspend the agreement upon thirty (30) days prior notice. Pursuant to the extension, a total of 250,000 shares of our common stock were issued to Mr. Ash in quarterly installments of 62,500 shares starting on December 6, 2001 and concluding on September 5, 2001.

Stock Option Plans

As of the filing of this report, we had no stock option plans and no stand-alone options have been issued.

Stock Option Plans of Guitron Corporation

Guitron Corporation has no stock option plans. It currently has stand-alone options issued which are exercisable into 435,000 common shares of Guitron Corporation with an exercise price of $1.00 per share. As part of the acquisition of Guitron Corporation, all options will become exercisable for an aggregate of 1,413,750 shares of our common stock. Additionally, the post-acquisition per share option exercise price will be reduced by dividing the per share exercise price in effect before the acquisition by 3.25 such that following the acquisition, each option holder will be able to exercise each of their options for 3.25 shares of our common stock at the same price it would have cost to exercise the option to purchase one share of Guitron Corporation before the acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information, as of January 31, 2003, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by the officers and directors of Guitron International as a group.

NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Paul Okulov, President and Member of the Board of Directors 12 Sennevile Road St-Anne-de-Bellevue, QC H9X 1B3 Canada	Nil(2)	--
Jacqueline Danforth, Secretary/Treasurer and Member of the Board of Directors 1530 9th Avenue, S.E. Calgary, Alberta T2G 0T7	Nil	--
W. Scott Lawler, Esq., Member of the Board of Directors 1530 9th Avenue, S.E. Calgary, Alberta T2G 0T7	Nil	--
Rami Chehata 2742 Carrie Denise-Pelletier St.-Laurent, QC H4R 2T3 Canada	302,000(5)	7.4%

All Officers and Directors as a group	302,000	7.4%

Michael Ash 310 Monter Sabourin St. Bruno, QC J3V 4P6 Canada	2,150,000(3)(4)	52.7%
Frances Katz Levine 621 Clove Road Staten Island, NY 10310	299,650	7.3%
Scott Rapfogel 630 Third Avenue, 5th Floor New York, New York 10017-6705	299,650	7.3%
Bruno Desmarais 630, boulevard Rene-Levesque Ouest Bureau 1670 Montreal, Quebec H3B 1S6 Canada	250,000	6.1%

(1) These percentages are based on 4,078,582 shares of Common Stock outstanding as of January 31, 2003.

(2) Mr. Okulov also owns 180,000 shares of common stock of Guitron Corporation and as result of the share exchange to be conducted by Guitron International for the acquisition of Guitron Corporation Mr. Okulov will receive an additional 585,000 shares of Guitron International

(3) 830,000 of these shares are held in the name of Michael Ash; 785,000 of these shares are held in the name of Ashbyrne 2000 Ltd., of which Mr. Ash is a beneficial owner; 200,000 of these shares are held in the name of Ashbyrne Investments Inc., of which Mr. Ash is the controlling owner; 300,000 of these shares are held in the name of Loryta Investments, which is owned by a family trust established by Mr. Ash; 15,000 of these shares are held in the name of Mr. Ash's wife, Louise Richer Ash; 10,000 of these shares are held in the names of Mr. Ash's minor son, Ryan Ash; and 10,000 of these shares are held in the name of Mr. Ash's minor daughter, Tania Ash.

(4) Mr. Ash also owns 37,726 shares of common stock of Guitron Corporation and as result of the share exchange to be conducted by Guitron International for the acquisition of Guitron Corporation Mr. Ash will receive an additional 122,610 shares of Guitron International.

(5) All of these shares are held in the name of Prime Cell Communications, which is a corporation owned by Mr. Chehata

Changes Of Control

On September 2, 2002, we received letters of resignation from Edward Santelli and Michael D. Ash as members of our Board of Directors. On May 24, 2002, France B. Fasano and on August 21, 2001, David L. Rosentzvig had respectively resigned from the Board of the Directors.

On September 3, 2002, the Board of Directors added Ms. Jacqueline Danforth and Mr. W. Scott Lawler as members to the Board of Directors. Ms. Danforth was also appointed as our Secretary and Treasurer. On that date, Mr. Richard Duffy resigned as both a member of the Board of Directors and as President. On September 4, 2002, Mr. Paul D. Okulov, our Director of Research, Engineering and Manufacturing, was named to the Board of Directors and appointed as our President.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 1, 2001, we entered into an Employment Agreement with Rami Chehata, our Vice President of Corporate Affairs. This agreement is for a term of three (3) years. Under the agreement, Mr. Chehata is to be paid an annual base salary of CDN $96,000 (approximately US$64,000), subject to annual review and increase by our President. Mr. Chehata is also eligible under this agreement to receive discretionary bonuses determined by the President. We have the option under this agreement to satisfy its obligation of Mr. Chehata's monthly base salary in the form of 8,000 shares of common stock per month, which we did for the months of November 2001 through December 2002, for a total of 112,000. Mr. Chehata also received a signing bonus of 150,000 shares of common stock.

17 and 18

On December 6, 1999 we entered into a three-year employment agreement with Richard F. Duffy, our president and chief executive officer. The agreement provides for an initial annual base salary of $100,000. Mr. Duffy resigned from these positions on September 3, 2002 and the agreement expired in December 2002.

On December 6, 1999, we entered into a two-year Consulting Agreement with Ashbyrne Consultants Inc., a Canadian corporation owned by Michael D.A. Ash, a former officer and a former director. The agreement provides for Ashbyrne Consultants Inc. to provide us with various services, including but not limited to, corporate planning; evaluation of business strategies; financial advice and planning; and corporate management assistance. Pursuant to such agreement, Mr. Ash was employed as our secretary, treasurer and chief financial officer on a non-salaried basis through December 6, 2001. In consideration of the Consulting Agreement, on December 7, 1999 we issued 500,000 shares of our common stock to Michael D.A. Ash and 1,500,000 shares of our common stock to Ashbyrne 2000 Limited, a corporation controlled by Mr. Ash. On July 30, 2002, this agreement was extended by the Corporation and Mr. Ash for one year, with each party having the right to suspend the agreement upon thirty (30) days prior notice. The extension calls for 62,500 shares of our common stock to be issued to Mr. Ash on a quarterly basis starting on December 6, 2001, through September 6, 2002. As of January 31, 2003, we had issued 187,500 of these shares to Mr. Ash.

Certain Relationships and Related Transactions of Guitron Corporation

On April 24, 2002, Guitron Corporation entered into a Share Purchase and Share Exchange Agreement with Millennium Capital Venture Holdings, Inc., a public reporting company incorporated under the laws of the State of Delaware, Bruno Desmarais, Richard Duffy, then Guitron Corporation's President, and the shareholders of Guitron Corporation. Mr. Desmarias is a major shareholder of Millennium Capital Venture Holdings, Inc. which is a client of International Securities Group, Inc. of which Scott Lawler and Jacqueline Danforth, two of our directors, are principals. Under the terms of the Share Exchange Agreement, Mr. Duffy, along with a group of interested investors were to purchase 5,000,000 shares of Millennium Capital Venture for $400,000. The shareholders of Guitron Corporation were to then exchange their shares in Guitron Corporation for 16,000,000 shares of Millennium Capital Venture. A condition of closing of the Share Exchange Agreement was that Millennium had to file an application with the National Association of Securities Dealers for its common stock to be quoted on the Over-the-Counter Bulletin Board and if the application had not been approved within 90 days of the signing of the Share Exchange Agreement, then Mr. Duffy and his group of interested investors or Guitron Corporation each had the right to terminate the Share Exchange Agreement. As of July 2, 2002, these parties entered into a Break Up Agreement as it was determined that the process for listing Millennium Capital Venture's stock on the Over-the-Counter Bulletin Board was more onerous than anticipated. Under the terms of the Break-Up Agreement, Guitron Corporation and Mr. Duffy delivered 250,000 restricted common shares of Guitron International.

On January 31, 2000 Guitron Corporation entered into a two-year contract, effective as of February 1, 2000, with Innovative Products Resources Ltd., a corporation owned by Paul Okulov. In accordance with the contract, Innovative Products Resources Ltd. managed, directed, supervised and coordinated both our continuing research and development activities respecting the Guitron and our manufacturing operations. Innovative Products Resources Ltd. also provided assistance with regard to (a) the preparation of any and all patent and trademark applications that we may seek to file; (b) the preparation of budgets and work schedules; and (c) the supervision of certain of our personnel. In consideration of the foregoing, the agreement provides for monthly payments to Innovative Products Resources Ltd. of Cdn. $10,000 (approximately US $6,700) together with related Canadian provincial sales taxes and goods and services taxes. The agreement also provides for the payment of bonuses to Innovative Products Resources Ltd. at the discretion of management, which bonuses, if any, may be paid in cash or stock.

On December 7, 1999 Guitron Corporation sold 27,300 shares to Loryta Investments Ltd., a corporation beneficially owned by the family of Michael D.A. Ash, at a price of Cdn $1.00 (approximately US $.67) per share.

On December 7, 1999 and January 3, 2000 Guitron Corporation sold 7,000 and 8,850 shares, respectively to Ashbyrne Investments Inc., a corporation in which Michael D.A. Ash is the principal shareholder, at a price of Cdn $1.00 (approximately US $.67) per share.

On each of June 25, 1999 and November 30, 1999, Guitron Corporation granted 25,000 stock options to each of its directors, Richard F. Duffy, France B. Fasano, Edward Santelli and David L. Rosentzveig in connection with their services as directors of Guitron Corporation during the fiscal years ended July 31, 1999 and July 31, 2000. Each option is exercisable to purchase one share of common stock of Guitron Corporation at any time during the five year period commencing on the date of grant at an exercise price of Cdn $1.00 per share. None of these options have been exercised to date. As part of our acquisition of Guitron Corporation, these options will become exercisable for an aggregate of 650,000 shares of our common stock. Additionally, the post-acquisition per share option exercise price will be reduced by dividing the per share exercise price in effect before the acquisition by 3.25 such that following the acquisition, each option holder will be able to exercise each of their options for 3.25 shares of our common stock at the same price it would have cost to exercise the option to purchase one share of Guitron Corporation before the acquisition.

On May 17, 1999 Guitron Corporation sold 6,000 shares, to Judit Fellegi, the wife of David L. Rosentzveig, then a director, at the price of Cdn $.90 (approximately US $.61) per share.

As of January 15, 1999, Guitron Corporation issued 25,000 options to Judit Fellegi, the wife of David Rosentzveig, one of our former directors. Each option is exercisable to purchase one share of stock of Guitron Corporation at any time during the five year period ending January 14, 2004 at an exercise price of Cdn $1.00 (approximately US $.67) per share. As part of our acquisition of Guitron Corporation, these options will become exercisable for an aggregate of 81,250 shares of our common stock. Additionally, the post-acquisition per share option exercise price will be reduced by dividing the per share exercise price in effect before the acquisition by 3.25 such that following the acquisition, each option holder will be able to exercise each of their options for 3.25 shares of our common stock at the same price it would have cost to exercise the option to purchase one share of Guitron Corporation before the acquisition.

As of January 6, 1999 Guitron Corporation issued 100,000 options to Paul D. Okulov, each to purchase one share of stock of Guitron Corporation at any time during the five year period ending January 5, 2004 at an exercise price of Cdn $1.00 (approximately US$.67) per share. On May 19, 1999 Guitron Corporation issued 25,000 options to Paul D. Okulov, each to purchase one share of stock of The Guitron Corporation at any time during the five year period ending May 18, 2004 at an exercise price of Cdn $1.00 (approximately US $.67)per share. As part of our acquisition of Guitron Corporation, these options will become exercisable for an aggregate of 406,250 shares of our common stock. Additionally, the post-acquisition per share option exercise price will be reduced by dividing the per share exercise price in effect before the acquisition by 3.25 such that following the acquisition, each option holder will be able to exercise each of their options for 3.25 shares of our common stock at the same price it would have cost to exercise the option to purchase one share of Guitron Corporation before the acquisition.

From December 1998 through January 31, 2000, Paul D. Okulov, Guitron Corporation's then Director of Research, Engineering and Manufacturing worked for Guitron Corporation, on an independent contractor basis, under an oral agreement that provided for payment to Mr. Okulov or his designee at the rate of Cdn $100 (approximately US $67) per hour. In accordance with the agreement, in lieu of cash payments, on April 15, 1999 and January 3, 2000 Guitron Corporation issued 80,000 and 100,000 shares of its common stock, respectively, to Mr. Okulov or Innovative Products Resources Inc., a corporation owned by Mr. Okulov. For purposes of amounts invoiced by Mr. Okulov under the agreement, these shares were valued at Cdn $1.00 per share. The foregoing agreement between Mr. Okulov and Guitron Corporation was terminated by mutual consent effective January 31, 2000.

On October 15, 1998 and December 7, 1999 Guitron Corporation sold 10,000 and 5,000 shares, respectively, to Tersan Consultants Inc., a Canadian corporation owned by Edward Santelli, then a director, at a price of Cdn $1.00 (approximately US $.67) per share.

During the fiscal years ended July 31, 1998, July 31, 1999, and July 31, 2000 Guitron Corporation paid financial and management consulting fees in the amounts of Cdn. $41,800 (approximately US $28,800), Cdn. $45,656 (approximately US $31,457), and Cdn $31,700 (approximately US$21,318) respectively, to Financial Initiatives Inc., a financial consulting firm in which Richard Duffy, our then president, was an executive officer. Financial Initiatives, Inc. is owned by Mr. Duffy's wife, Joan Callaghan. During the fiscal year ended July 31, 2000 Guitron Corporation also paid consulting fees directly to Mr. Duffy in the amount of Cdn $44,900 (approximately US $30,195).

On September 1, 1997 and March 15, 1998, respectively, Guitron Corporation sold 1,000,000 and 395,166 founders' shares, to Ubaldo Fasano and Joan Callaghan, the wife of Richard Duffy, at a price of $.00001 and $.001 per share, respectively.

During the period November 10, 1997 through the present, Guitron Corporation has periodically received loans from Productions Polyart International, Inc., a corporation, controlled by France B. Fasano, a former director and a principal shareholder. As at January 31, 2002 there was an outstanding principal loan balance due to Productions Polyart International, Inc. of approximately $118,000. Interest at the rate of 6% per annum is payable on all outstanding loan balances. All principal and interest due on the loan was payable in full no later than July 31, 2001. Guitron Corporation is currently negotiating terms for repayment with Ms. Fasano.

Since Guitron Corporation's inception Richard Duffy, France B. Fasano and Ashbyrne 2000 Limited have periodically made loans to it for use as working capital. At January 31, 2002, the approximate principal balance owed by Guitron Corporation on these loans was approximately $155,267 to Richard Duffy, $135,290 to France B. Fasano, and $117,278 to Ashbyrne 2000 Limited. Guitron Corporation is currently negotiating terms for repayment with Ms. Fasano. Mr. Duffy's loan has since been assigned to certain unrelated parties and subsequently converted into equity by the issuance of shares of common stock of Guitron Corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description
2.1(1)(2)(3)	Form of Agreement and Plan of Reorganization among The Guitron Corporation, a Canadian corporation, Guitron International Inc., and the shareholders of The Guitron Corporation
2.2 (1)	Form of Shareholder's Power of Attorney
2.3(1)	Form of Shareholders Letter of Transmittal and Custody Agreement
3.1(1)	Certificate of Incorporation of Guitron International Inc. filed December 6, 1999
3.2(1)	Certificate of Incorporation of The Guitron Corporation filed August 20, 1997
3.3(1)	By-Laws of Guitron International Inc.
4.1(5)	Specimen Common Stock Certificate
4.2(3) (4)	Form of Subscription Agreement
10.1(1)	Executive Agreement dated December 6, 1999 between Guitron International Inc. and Richard Duffy
10.2(1) (3) (4)	Marketing and Consulting Agreement dated September 29, 1999 between The Guitron Corporation and Marvin Chankowsky
10.3(1)	Marketing Agreement dated September 1, 1999 between The Guitron Corporation and Jean Pilote
10.4(1)	Consulting Agreement dated December 6, 1999 between Guitron International Inc. and Ashbyrne Consultants Inc.
10.5(1)	Form of Escrow Agreement between the Company and Continental Stock Transfer & Trust Company
10.6(1)	Loan Agreement dated as of July 30, 1999 between The Guitron Corporation and Productions Polyart International Inc.
10.7(1)	Service Agreement dated January 31, 2000 between The Guitron Corporation and Innovative Products Resources Ltd.
10.8(6)	Escrow Agreement dated June 7, 2001 between the Company and Continental Stock Transfer & Trust Company
10.9

Share Purchase and Share Exchange Agreement dated April 24, 2002, between Guitron Corporation, Millennium Capital Venture Holdings, Inc., Bruno Desmarais, Richard Duffy and the shareholders of Guitron Corporation

10.10	Break Up Agreement dated July 2, 2002, between Guitron Corporation, Millennium Capital Venture Holdings, Inc., Bruno Desmarais, Richard Duffy and the shareholders of Guitron Corporation
16.1(7)	Letter from Pinkham & Pinkham, P. C.
21	Subsidiaries - We presently have no subsidiaries. Following the acquisition of The Guitron Corporation, it will be a wholly owned subsidiary.
23	Consent of Miller & McCollom, independent certified public accountants
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1. Previously filed on Form SB-2 on May 26, 2000.
2. Previously filed on Amendment No. 1 to Form SB-2 on June 8, 2000.
3. Previously filed on Amendment No. 2 to Form SB-2 on December 12, 2000.
4. Previously filed on Amendment No. 3 to Form SB-2 on April 20, 2001.
5. Previously filed on Amendment No. 4 to Form SB-2 on June 4, 2001.
6. Previously filed on a Post-effective Amendment to Form SB-2 on June 11, 2001.
7. Previously filed on Amendment No. 1 to Form 8-K dated September 2, 2002.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

i) Form 8-K filed on September 13, 2002 reporting the Company's change in independent auditors from Pinkham & Pinkham to Miller McCollom. In such Form 8-K, the Company also reported changes in its Board of Directors. On September 2, 2002, the Company received letters of resignation from Edward Santelli and Michael D. Ash as members of the Board of Directors. On May 24, 2002, France B. Fasano and on August 21, 2001, David L. Rosentzvig had respectively resigned from the Board of the Directors. On September 3, 2002, the Board of Directors added Ms. Jacqueline Danforth and Mr. W. Scott Lawler as members to the Board of Directors. Ms. Danforth was also appointed as the Corporation's Secretary and Treasurer. On that date, Mr. Duffy resigned as both a member of the Board of Directors and as President of the Corporation. On September 4, 2002, Mr. Paul D. Okulov, the Corporation's Director of Research, Engineering and Manufacturing, was named to the Board of Directors and appointed as the Corporation's President.

ii) Form 8-K Amendment No. 1 filed on October 9, 2002. Amendment to Form 8-K filed on September 13, 2002. Amended to add exhibit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUITRON INTERNATIONAL INC.

By: /s/ Paul Okulov
Paul Okulov, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature /s/ Paul Okulov Paul Okulov	Title President and Director (Principal Executive Officer)	Date February 7, 2003
/s/ Jacqueline R. Danforth Jacqueline R. Danforth	Secretary, Treasurer and Director (Principal Financial Officer)	February 5, 2003
/s/ W. Scott Lawler W. Scott Lawler	Director	February 5, 2003

_______________________

SECTION 302 CERTIFICATIONS

I, Paul Okulov, certify that:

1. I have reviewed this quarterly report of Guitron International Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

- evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

- presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

- Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 7, 2003	By:	/s/ PAUL OKULOV Name: Paul Okulov Title: President (Principal Executive Officer)

__________________________

I, Jacqueline Danforth, certify that:

1. I have reviewed this quarterly report of Guitron International Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

- evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

- presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

- Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003	By:	/s/ JACQUELINE DANFORTH Name: Jacqueline Danforth Title: Secretary and Treasurer (Principal Accounting Officer)

__________________________

FINANCIAL STATEMENTS

AND

INDEPENDENT ACCOUNTANTS' REPORT

GUITRON INTERNATIONAL INC.

(A development stage company)

July 31, 2002

INDEX TO FINANCIAL STATEMENTS

Financial Statement	Location*

GUITRON INTERNATIONAL INC.

Independent Auditors' Report	F-1
Balance Sheets as of July 31, 2000, 2001 and 2002	F-2
Statements of Operations for the years ended July 31, 2001 and 2002 and from inception (December 9, 1999) to July 31, 2000, 2001 and 2002	F-3
Statements of Cash Flows for the years ended July 31, 2001 and 2002 and from inception (December 9, 1999) to July 31, 2000, 2001 and 2002	F-4 - F-5
Statements of Stockholders (Deficit)	F-6 - F-10
Notes to Audited Financial Statements	F-11 - F-14

Unaudited Balance Sheets as of October 31, 2001, January 31, 2002 and April 30, 2002	F-15 - F-16

Unaudited Statement of Operations for the periods ended October 31, 2001, January 31, 2002 and April 30, 2002 and from inception (December 9, 1999) to October 31, 2001, January 31, 2002 and April 30, 2002 and comparative periods

F-17 - F-19

Unaudited Statement of Cash Flows for the periods ended October 31, 2001, January 31, 2002 and April 30, 2002 and from inception (December 9, 1999) to October 31, 2001, January 31, 2002 and April 30, 2002 and comparative periods

F-20 - F-25
Notes to Unaudited Financial Statements	F-26

Report of Independent Certified Public Accountants

The Board of Directors

Guitron International, Inc.

We have audited the accompanying balance sheet of Guitron International, Inc. (A Development Stage Company) as of July 31, 2002, 2001 and 2000 and the related statement of operations, stockholders' equity (deficit) and cash flows for the period from December 6, 1999 (inception) through July 31, 2000, and the years ending July 31, 2001 and 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Guitron International, Inc. as of July 31, 2002, 2001 and 2000 and the related statement of operations, stockholders' equity (deficit) and cash flows for the period from December 6, 1999 (inception) through July 31, 2000, and the years ending July 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has minimal working capital and no business operations, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
February 4, 2003

GUITRON INTERNATIONAL INC.
(A development stage company)

BALANCE SHEETS
	July 31,
	2002	2001	2000
ASSETS

CURRENT ASSETS
Cash	$--	$53	$942
Prepaid expenses	1,665	72,332	282,667
Total Current Assets	$1,665	$72,385	$283,609

Loans receivable (Note 5)	72,525	64,800	60,000
Loan to Guitron Corporation, net of valuation allowance of $241,140 for 2002, $219,218 for 2001 and $183,466 for 2000	--	--	--

Total Assets	74,190	137,185	343,609

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$59,329	$47,361	$12,602
Accounts payable (related party)	259,203	130,342	20,342
Accrued expenses	10,079	5,040	--
Advances due to shareholders	4,296	4,296	1,109
Loans payable (Note 6)	--	27,403	333,274

Total Current Liabilities	332,907	214,442	367,327

Commitments And Contingencies (Note 12)

STOCKHOLDERS' DEFICIT

Common stock - authorized 20,000,000 shares of $0.001 par value, 2,599,300, 3,025,200 and 3,459,160 issued and outstanding for 2000, 2001 and 2002	1,370,640	936,679	551,052
Accumulated deficit during the development stage	(1,629,357)	(1,013,936)	(574,770)

	(258,717)	(77,257)	(23,718)

Total Liabilities and Stockholders' Deficit	$74,190	$137,185	$343,609

The accompanying notes are an integral part of these statements.

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENTS OF OPERATIONS
	Year ending July 31, 2002	Year ending July 31, 2001	December 6, 1999 (Inception) to July 31, 2002	December 6, 1999 (Inception) to July 31, 2001	December 6, 1999 (Inception) to July 31, 2000

EXPENSES
Consulting	100,000	100,000	289,319	189,319	89,319
Consulting fees settled by the issue of shares	495,167	237,000	871,833	376,666	139,666
Professional fees	5,373	28,703	179,578	174,205	145,502
General and administrative	17,366	22,969	47,662	30,296	7,327

Total Expenses	617,906	388,672	1,388,392	770,486	381,814

(Loss) from operations	(617,906)	(388,672)	(1,388,392)	(770,486)	(381,814)

OTHER INCOME (EXPENSE)
Interest income	29,651	25,086	61,796	32,145	7,059
Interest expense	(5,244)	(39,827)	(61,620)	(56,376)	(16,549)
Unrecoverable loan (Note 4)	(21,922)	(35,753)	(241,141)	(219,219)	(183,466)
(Loss) before income taxes	(615,421)	(439,166)	(1,629,357)	(1,013,936)	(574,770)

Provisions for income taxes	--	--	--	--	--

Net (Loss)	(615,421)	(439,166)	(1,629,357)	(1,013,936)	(574,770)

Net (Loss) per share	(0.19)	(0.16)	(0.58)	(0.40)	(0.25)

Weighted average shares outstanding	3,256,201	2,605,519	2,774,154	2,482,367	2,293,500

The accompanying notes are an integral part of these statements.

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENTS OF CASH FLOWS
	Year ending July 31, 2002	Year ending July 31, 2001	December 6, 1999 (Inception) to July 31, 2002	December 6, 1999 (Inception) to July 31, 2001	December 6, 1999 (Inception) to July 31, 2000
Cash flow from operating activities:
Net (loss)	(615,421)	(439,166)	(1,629,357)	(1,013,936)	(574,770)
Reconciling adjustments
Issuance of shares for services	424,500	25,000	1,000,554	576,052	551,052
Interest receivable	(7,726)	(4,800)	(12,529)	(4,800)	--
Adjustments to reconcile net (loss) to net cash used by operating activities:
Decrease (increase) in Prepaid expenses	70,667	210,335	(1,664)	(72,332)	(282,667)
Increase in Accounts payable	140,829	144,759	318,532	177,703	32,944
Increase in Accrued expenses	5,040	5,040	10,080	5,040	--
Total adjustments	633,310	380,334	1,314,973	681,663	301,329

Net cash provided (used) by operating activities	17,889	(58,832)	(314,384)	(332,273)	(273,441)

Cash flows from investing activities:
Investment in Loans receivable	--	--	(60,000)	(60,000)	(60,000)

Net cash flow used by investing activities	--	--	(60,000)	(60,000)	(60,000)

Cash flows from financing activities:
Advances from shareholders	--	3,187	4,296	4,296	1,109
Proceeds from loans payable	918	54,756	388,949	388,030	333,274
Repayment of loans	(18,860)	--	(18,861)	--	--
Net cash flow provided (used) by financing activities	(17,942)	57,942	374,384	392,326	334,383

Net (decrease) increase in cash and cash equivalents	(53)	(889)	--	53	942

Cash and cash equivalents, beginning of year	53	942	--	--	--

Cash and cash equivalents, end of year	--	53	--	53	942

Supplemental schedule of non-cash investing and financing activities:
Accrued interest expense added to Loans payable	918	38,018	55,229	54,311	16,293

Supplemental schedule of cash flow information:
Interest paid	--	--	--	--	--
Income taxes paid	--	--	--	--	--

 The accompanying notes are an integral part of these statements

F-4 and F-5

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' (DEFICIT)
		Common Stock
	Date of Issue	Shares	Amount	Accumulated Deficit During the Development Stage	Total Stockholders' (Deficit)
Balance at December 6, 1999		--	--	--	--
Issue of shares for services	Dec. 7, 1999	500,000	106,000	--	106,000
Issue of shares for services	Dec. 7, 1999	1,500,000	318,000	--	318,000
Issue of shares for services	Dec. 7, 1999	299,650	63,526	--	63,526
Issue of shares for services	Dec. 7, 1999	299,650	63,526	--	63,526
Net (loss)		--	--	(574,770)	(574,770)
Balance at July 31, 2000		2,599,300	551,052	(574,770)	(23,718)
Net (loss)		--	--	(95,760)	(95,760)
Balance at October 31, 2000		2,599,300	551,052	(670,530)	(119,478)
Net (loss)		--	--	(90,330)	(90,330)
Balance at January 31, 2001		2,599,300	551,052	(760,860)	(209,808)
Issue of shares for services	March 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	April 1, 2001	5,000	5,000	--	5,000
Net (loss)		--	--	(89,536)	(89,536)
Balance at April 30, 2001		2,609,300	561,052	(850,396)	(289,344)
Issue of shares for services	May 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	June 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	July 1, 2001	5,000	5,000	--	5,000
Conversion of note payable to Common Stock	July 31, 2001	17,310	17,310	--	17,310
Conversion of note payable to Common Stock	July 31, 2001	7,501	7,501	--	7,500
Conversion of note payable to Common Stock	July 31, 2001	5,770	5,770	--	5,770
Conversion of note payable to Common Stock	July 31, 2001	23,316	18,422	--	18,422
Conversion of note payable to Common Stock	July 31, 2001	1,732	1,732	--	1,732
Conversion of note payable to Common Stock	July 31, 2001	347	347	--	347
Conversion of note payable to Common Stock	July 31, 2001	578	578	--	578
Conversion of note payable to Common Stock	July 31, 2001	578	578	--	578
Conversion of note payable to Common Stock	July 31, 2001	289	289	--	289
Conversion of note payable to Common Stock	July 31, 2001	1,154	1,154	--	1,154
Conversion of note payable to Common Stock	July 31, 2001	4,618	4,618	--	4,618
Conversion of note payable to Common Stock	July 31, 2001	11,834	11,834	--	11,834
Conversion of note payable to Common Stock	July 31, 2001	15,817	15,817	--	15,817
Conversion of note payable to Common Stock	July 31, 2001	27,673	27,673	--	27,673
Conversion of note payable to Common Stock	July 31, 2001	8,072	8,072	--	8,072
Conversion of note payable to Common Stock	July 31, 2001	11,834	11,834	--	11,834
Conversion of note payable to Common Stock	July 31, 2001	3,464	3,464	--	3,464
Conversion of note payable to Common Stock	July 31, 2001	6,927	6,927	--	6,927
Conversion of note payable to Common Stock	July 31, 2001	5,734	5,754	--	5,754
Conversion of note payable to Common Stock	July 31, 2001	3,452	3,452	--	3,452
Conversion of note payable to Common Stock	July 31, 2001	28,766	28,766	--	28,766
Conversion of note payable to Common Stock	July 31, 2001	3,452	3,452	--	3,452
Conversion of note payable to Common Stock	July 31, 2001	24,230	24,230	--	24,230
Conversion of note payable to Common Stock	July 31, 2001	5,761	5,761	--	5,761
Conversion of note payable to Common Stock	July 31, 2001	3,456	3,456	--	3,456
Conversion of note payable to Common Stock	July 31, 2001	17,224	17,223	--	17,224
Conversion of note payable to Common Stock	July 31, 2001	1,732	1,731	--	1,731
Conversion of note payable to Common Stock	July 31, 2001	1,501	1,500	--	1,500
Conversion of note payable to Common Stock	July 31, 2001	809	808	--	808
Conversion of note payable to Common Stock	July 31, 2001	1,153	1,153	--	1,153
Conversion of note payable to Common Stock	July 31, 2001	15,556	15,566	--	15,566
Conversion of note payable to Common Stock	July 31, 2001	17,283	12,669	--	12,669
Conversion of note payable to Common Stock	July 31, 2001	5,470	3,845	--	3,845
Conversion of note payable to Common Stock	July 31, 2001	5,731	4,075	--	4,075
Conversion of note payable to Common Stock	July 31, 2001	28,902	20,318	--	20,318
Conversion of note payable to Common Stock	July 31, 2001	5,118	3,374	--	3,374
Conversion of note payable to Common Stock	July 31, 2001	22,692	15,437	--	15,437
Conversion of note payable to Common Stock	July 31, 2001	5,773	4,245	--	4,245
Conversion of note payable to Common Stock	July 31, 2001	5,770	4,238	--	4,238
Conversion of note payable to Common Stock	July 31, 2001	22,922	16,056	--	16,056
Conversion of note payable to Common Stock	July 31, 2001	19,599	19,598	--	19,598
Net (loss)		--	--	(163,540)	(163,540)
Balance at July 31, 2001		3,025,200	936,679	(1,013,936)	(77,257)
Issue of shares for services	August 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	Sept. 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	Oct. 1, 2001	5,000	5,000	--	5,000
Net (loss)		--	--	(99,927)	(99,927)
Balance at October 31, 2001		3,040,200	951,679	(1,113,863)	(162,184)
Issue of shares for services	Nov. 1, 2001	150,000	150,000	--	150,000
Issue of shares for services	Nov. 30, 2001	8,000	8,000	--	8,000
Issue of shares for services	Dec. 6, 2001	62,500	62,500	--	62,500
Issue of shares for services	Dec. 31, 2001	8,000	8,000	--	8,000
Conversion of note payable to Common Stock	Dec. 31, 2001	9,460	9,461	--	9,461
Issue of shares for services	Jan. 31, 2002	8,000	8,000	--	8,000
Net (loss)		--	--	(286,690)	(286,690)
Balance at January 31, 2002		3,286,160	1,197,640	(1,400,553)	(202,913)
Issue of shares for services	Feb. 28, 2002	8,000	8,000	--	8,000
Issue of shares for services	March 6, 2002	62,500	62,500	--	62,500
Issue of shares for services	March 31, 2002	8,000	8,000	--	8,000
Issue of shares for services	April 30,2002	8,000	8,000	--	8,000
Net (loss)				(112,858)	(112,858)
Balance at January 31, 2002		3,372,660	1,284,140	(1,513,411)	(229,271)
Issue of shares for services	May 31, 2002	8,000	8,000	--	8,000
Issue of shares for services	June 6, 2002	62,500	62,500	--	62,500
Issue of shares for services	June 30, 2002	8,000	8,000	--	8,000
Issue of shares for services	July 31, 2002	8,000	8,000	--	8,000

Net (loss)		--	--	(115,946)	(115,946)
Balance at July 31, 2002		3,459,160	1,370,640	(1,629,357)	(258,717)

The accompanying notes are an integral part of these statements.

F-6 and F-10

GUITRON INTERNATIONAL INC.
(A development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Guitron International Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business

The Company was incorporated in the State of Delaware on December 6, 1999.

The Company has devoted almost all of its efforts to the acquisition of The Guitron Corporation, a corporation registered in the province of Quebec, Canada ("Guitron Canada"). Guitron Canada's activities to date have involved the development of a unique musical instrument called the Guitron.

Foreign Currency

The functional currency of the Company is the United States dollar. The Company has adopted SFAS 52 for accounting for foreign currency transactions. Generally, the Company measures transactions in foreign currencies at the transaction date using the spot exchange rate, and records a currency gain or loss (if any) at the date of settlement.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted account principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.

Estimated Fair Value of Financial Instruments

The carrying value of accounts payable, prepaid expenses and other current expenses reflected in the financial statement approximates fair value due to the short-term maturity of the instruments. The carrying value of loans receivable is impractical to estimate because the market value of similar instruments is impossible to determine.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income (loss) and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company has no sources of comprehensive income other than net (loss).

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Provision for unrecoverable loans

The company periodically reviews the recoverability of accounts and loans receivable and establishes a valuation allowance for those determined to be in doubt of collection.

Other

The Company's fiscal year end is July 31.

The Company paid no dividends during the periods presented.

Certain comparative figures have been reclassified to conform to the current year presentation.

The Company consists of one reportable business segment.

The Company has no advertising expenses.

NOTE 2 - BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has insufficient working capital and is subject to the risks related to a development stage company. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management believes it can obtain additional funding in order to complete its business plan.

NOTE 3 - DEVELOPMENT STAGE COMPANY

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 4 - LOANS TO GUITRON CANADA
The Company has advanced $191,873 to Guitron Canada as part of its proposed acquisition. Under an agreement dated January 1, 2002, the loan is secured by the company's patents and other assets and bears interest at the rate of 10% per annum, but the Company has determined that Guitron Canada will not be able to repay the loan because it has insufficient assets and no revenue. Accordingly, the Company has established a valuation allowance for the entire amount, which is shown on the Statement of Operations as "unrecoverable loan." The company has continued to accrue interest on the loan.

NOTE 5 - LOANS RECEIVABLE

The loan, which is valued at cost, is unsecured, bears interest at 8% per annum and is repayable on or before September 30, 2004.

NOTE 6 - LOANS PAYABLE

During the year ended July 31, 2000, the Company issued convertible promissory notes totaling $318,090 from a variety of individuals, bearing interest at the rate of 10% per year and convertible to common stock at the rate of $1.00 per share. The loans were unsecured and had no specific repayment terms. These loans, including accrued interest, were converted to Common Stock on July 31, 2001.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares with a par value of $0.001. During the period from inception to July 31, 2000, 2,599,300 shares were issued in settlement of services valued at $551,052 based on the estimated value of the services provided. A further 25,000 shares were issued in settlement of services valued at $25,000 based on the estimated value of the services provided and 400,900 shares were in settlement of loans payable of $360,627 during the year ended July 31, 2001. During the year ended July 31, 2002, 424,500 shares were issued in settlement of services valued at $424,500 based on the estimated value of the services provided and 9,460 shares issued in settlement of loans payable of $9,461.

Subsequent to the July 31, 2002, the Company issued a further 20,000 shares in settlement of debt of $20,000. The debt is included in Accounts Payable at July 31, 2002.

The Company currently does not have any warrants or options outstanding.

NOTE 8 - STOCK-BASED COMPENSATION

The Company entered into an Employment Agreement dated November 1, 2001 with its Vice President, Mr. Remi Chehata, whereby Mr. Chehata earns annual base salary of CDN $96,000 (approximately US$63,850) and is subject to annual review and increase by the President of the Corporation. Mr. Chehata is also eligible under this agreement to receive discretionary bonuses determined by the President. The Corporation has the option under this agreement to satisfy its obligation of Mr. Chehata's monthly base salary in the form of 8,000 shares of common stock per month. Mr. Chehata also received a signing bonus of 150,000 shares of our common stock. Under the terms of Mr. Chehata's contract, should he be terminated for reasons other than cause, or due to a change in control, Mr. Chehata's severance would be equal to two years salary which can be either paid in one or twelve installments, as well, his employee benefits would continue in place until such time as he becomes gainfully employed again. The Company issued Mr. Chehata a total of 222,000 shares valued at $222,000 in settlement of his salary and bonus for the year ended July 31, 2002.

NOTE 9 - RELATED PARTY TRANSACTIONS

A former Director of the Company provided services totaling $66,667 during the period from inception to July 31, 2000 and $100,000 each for the years ended July 31, 2001 and 2002. In addition the Director provided a loan of $18,861 to the Company. A total of $239,203 is included in Accounts Payable in respect of the services and the loan.

A company controlled by the former Secretary and Treasurer of the Company provided services during the period from inception to July 31, 2002 totaling $611,500, all of which was settled by the issuance of 2,187,500 shares of common stock.

The Company owes stockholders for advances of $4,296, which are unsecured, bear no interest and have no specific repayment terms.

NOTE 11 - RISKS AND UNCERTAINTIES

The company faces significant risks associated with a development-stage enterprise. The Company has no source of revenue. There is no assurance that the company can secure enough capital to be able to complete its business plan. There is no assurance that the company will be able to complete its plan to acquire Guitron Canada.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company entered into an Executive Compensation Agreement with Richard Duffy, the Company's former president, on December 6, 1999. This three-year agreement provides that Mr. Duffy is to be paid a base salary $100,000US, plus reimbursement of expenses and that he is eligible for discretionary bonuses and raises. This agreement expired as of December 6, 2002. As of July 31, 2002, the Company owes Mr. Duffy $239,203 in unpaid salary. During the months from August 1, 2002 through November 30, 2002, Mr. Duffy's salary under the Executive Compensation Agreement continued to accrue.

NOTE 13 - INCOME TAXES

As of July 31, 2002, the Company had approximately $1,387,000 of net operating loss carryforwards that resulted in degferred tax assets for the Company. The Company had a change in the estimated deferred tax asset of $59,000 in 2000, $60,000 in 2001 and $89,000 in 2002 related to the net operating loss carryforwards, for a total estimated deferred tax asset of $208,000 at July 31, 2002. A valuation allowance has been provided for the total amount of the deferred tax asset, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain. The ability of the Company to take advantage of the net operating loss carryforwards may be restricted by law if there is a change in control of the Company.

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:
Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax allowance	15%
0%

The net operating loss carryforwards expire as follows:
2020	391,000
2021	403,000
2022	593,000
Total	1,387,000

NOTE 14 - SUBSEQUENT EVENTS

During the period from September 5, 2002 to January 31, 2003, the Company entered into agreements with Guitron Canada and those shareholders which hold an aggregate of more than 70% of the issued and outstanding shares of Guitron Canada. Pursuant to the terms of these agreements, the Company will issue 3.25 shares of its common stock in exchange for each share of common stock of Guitron Canada. There are 3,002,358 shares of Guitron Canada outstanding, which will convert into 9,757,664 shares of the Company, or approximately 71% of the outstanding shares of the Company. In addition, approximately 435,000 existing stock options of Guitron Canada will also be exchanged for options of the Company, where each current option of Guitron Canada will be converted into an option to purchase 3.25 shares of the Company with an exercise price of $1.00 CDN for 3.25 shares, or approximately US$.20 per share, and will expire on various dates between January 2004 and December 2004.

The agreements require the acceptance of all existing shareholders of Guitron Canada before closing. Upon closing, Guitron Canada will become a wholly-owned subsidiary of the Company and there will a change in control of the Company.

After July 31, 2002 the Company issued 20,000 shares in settlement of debt of $20,000.

GUITRON INTERNATIONAL INC.
(A development stage company)

BALANCE SHEETS
(UNAUDITED)

	April 30, 2002	January 31, 2002	October 31, 2001	July 31, 2001

ASSETS

CURRENT ASSETS
Cash	8	23	38	53
Prepaid expenses	4,165	6,667	26,834	72,332
Total Current Assets	4,173	6,690	26,872	72,385

Loans receivable	69,984	64,800	64,800	64,800

Total Assets	74,157	71,490	91,672	137,185

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	56,109	53,342	50,512	47,361
Accounts payable (related party)	234,203	209,203	165,342	130,342
Accrued expenses	8,820	7,562	6,303	5,040
Advances due to shareholders	4,296	4,296	4,296	4,296
Loans payable	--	--	27,403	27,403

Total Current Liabilities	303,428	274,403	253,856	214,442

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock -authorized 20,000,000shares of $0.0001 par value.	1,284,140	1,197,640	951,679	936,679
Accumulated deficit	(1,513,411)	(1,400,553)	(1,113,863)	(1,013,936)

	(229,271)	(202,913)	(162,184)	(77,257)

Total Liabilities and Stockholders' Deficit	74,157	71,490	91,672	137,185

GUITRON INTERNATIONAL INC.
(A development stage company)

BALANCE SHEETS
(UNAUDITED)

	April 30, 2001	January 31, 2001	October 31, 2000	July 31, 2000

ASSETS

CURRENT ASSETS
Cash	91	106	473	942
Prepaid expenses	127,833	183,334	238,834	282,667
Total Current Assets	127,924	183,440	239,307	283,609

Loans receivable	64,800	60,000	60,000	60,000

Total Assets	192,724	243,440	299,307	343,609

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	21,893	19,333	14,316	12,602
Accounts payable (related party)	105,342	80,342	55,342	20,342
Accrued expenses	3,780	2,520	1,260	--
Advances due to shareholders	4,296	4,296	1,109	1,109
Loans payable	346,757	346,757	346,758	333,274

Total Current Liabilities	482,068	453,248	418,785	367,327

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock -authorized 20,000,000shares of $0.0001 par value.	561,052	551,052	551,052	551,052
Accumulated deficit	(850,396)	(760,860)	(670,530)	(574,770)

	(289,344)	(209,808)	(119,478)	(23,718)

Total Liabilities and Stockholders' Deficit	192,724	243,440	299,307	343,609

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months to October 31, 2001	Three months to October 31, 2000	December 6, 1999 (Inception) to October 31, 2001	December 6, 1999 (Inception) to October 31, 2000

EXPENSES
Consulting	25,000	25,000	214,319	114,318
Consulting fees settled by the issue of common stock	68,000	53,000	444,666	192,666
Professional fees	1,593	2,660	175,798	148,162
General and administrative	4,330	1,302	34,626	8,629

Total Expenses	98,923	81,962	869,409	463,776

(Loss) from operations	(98,923)	(81,962)	(869,409)	(463,776)

OTHER INCOME (EXPENSE)
Interest income	5,526	4,916	37,671	11,975
Interest expense	(1,004)	(315)	(57,380)	(16,864)
Unrecoverable loan	(5,526)	(18,399)	(224,745)	(201,865)
(Loss) before income taxes	(99,927)	(95,760)	(1,113,863)	(670,530)

Provisions for income taxes	--	--

Net (Loss)	(99,927)	(95,760)	(1,113,863)	(670,530)

Net (Loss) per share	(0.03)	(0.04)	(0.43)	(0.28)

Weighted average shares outstanding	3,035,037	2,599,300	2,555,526	2,378,753

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months to January 31, 2002	Three months to January 31, 2001	December 6, 1999 (Inception) to January 31, 2000	Six months to January 31, 2002	Six months to January 31, 2001	December 6, 1999 (Inception) to January 31, 2002	December 6, 1999 (Inception) to January 31, 2001	December 6, 1999 (Inception) to January 31, 2000
EXPENSES
Consulting	25,000	25,000	16,667	50,000	50,000	239,319	139,319	16,667
Consulting fees settled by the issue of shares	254,167	53,000	33,333	322,167	106,000	698,833	245,666	33,333
Professional fees	1,260	10,530	127,502	2,853	13,190	177,058	158,692	127,502
General and administrative	4,340	2,981	11	8,670	4,283	38,966	11,610	11
Total Expenses	284,767	91,511	177,513	383,690	173,473	1,154,176	555,287	177,513

(Loss) from operations	(284,767)	(91,511)	(177,513)	(383,690)	(173,473)	(1,154,176)	(555,287)	(177,513)

OTHER INCOME (EXPENSE)
Interest income	5,664	5,064	--	11,190	9,980	43,335	17,039	--
Interest expense	(1,923)	(92)	--	(2,927)	(407)	(59,303)	(16,956)	--
Unrecoverable loan	(5,664)	(3,791)	(16,418)	(11,190)	(22,190)	(230,409)	(205,656)	(16,418)
(Loss) before income taxes	(286,690)	(90,330)	(193,931)	(385,617)	(186,090)	(1,400,553)	(760,860)	(193,931)

Provisions for income taxes	--	--	--	--	--	--		--
Net (Loss)	(286,690)	(91,554)	(193,931)	(386,617)	(186,090)	(1,400,553)	(760,860)	(193,931)

Net (Loss) per share	(0.08)	(0.03)	(0.15)	(0.12)	(0.07)	(0.53)	(0.31)	(0.15)

Weighted average shares outstanding	3,237,888	2,599,300	1,299,650	3,136,462	2,599,300	2,635,294	2,426,835	1,299,650

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months to April 30, 2002	Three months to April 30, 2001	Three months to April 30, 2000	Nine months to April 30, 2002	Nine months to April 30, 2001	December 6, 1999 (Inception) to April 30, 2002	December 6, 1999 (Inception) to April 30, 2001	December 6, 1999 (Inception) to April 30, 2000
EXPENSES
Consulting	25,000	25,000	47,985	75,000	75,000	264,319	164,319	64,319
Consulting fees settled by the issue of shares	86,500	63,000	53,000	408,667	169,000	785,333	308,666	86,666
Professional fees	1,260	1,643	3,750	4,113	14,833	178,318	160,335	131,252
General and administrative	4,090	4,693	2,953	12,760	8,976	43,056	16,303	2,964
Total Expenses	116,850	94,336	107,688	500,540	267,809	1,271,026	649,623	285,201

(Loss) from operations	(116,850)	(94,336)	(107,688)	(500,540)	(267,809)	(1,271,026)	(649,623)	(285,201)

OTHER INCOME (EXPENSE)
Interest income	10,802	9,815	2,647	21,992	19,795	54,137	26,854	2,647
Interest expense	(1,192)	--	--	(4,119)	(407)	(60,495)	(16,956)	--
Unrecoverable loan	(5,618)	(5,015)	(137,135)	(16,808)	(27,205)	(236,027)	(210,671)	(153,553)
(Loss) before income taxes	(112,858)	(89,536)	(242,176)	(499,475)	(275,626)	(1,513,411)	(850,396)	(436,107)

Provisions for income taxes	--	--	--	--	--	--	--	--
Net (Loss)	(112,858)	(89,536)	(242,176)	(499,475)	(275,626)	(1,513,411)	(850,396)	(436,107)

Net (Loss) per share	(0.03)	(0.06)	(0.09)	(0.15)	(0.10)	(0.55)	(0.34)	(0.21)

Weighted average shares outstanding	3,332,963	2,604,300	2,599,300	3,200,523	2,600,930	2,706,176	2,457,743	2,100,804

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months to October 31, 2001	Three months to October 31, 2000	December 6, 1999 (Inception) to October 31, 2001	December 6, 1999 (Inception) to October 31, 2000

Cash flow from operating activities:
Net (loss)	(99,927)	(95,760)	(1,113,863)	(670,530)
Reconciling adjustments
Issuance of shares for services	15,000	--	591,052	551,052
Interest receivable	--	--	(4,800)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Decrease in Prepaid expenses	45,500	43,833	(26,834)	(238,834)
Increase in Accounts payable	38,152	36,714	215,854	69,658
Increase in Accrued expenses	1,260	1,260	6,303	1,260
Total adjustments	99,912	81,807	781,575	383,136

Net cash used by operating activities	(15)	(13,953)	(332,288)	(287,394)

Cash flows from investing activities:
Increase in Loans receivable	--	--	(60,000)	(60,000)
Net cash flow from investing activities	--	--	(60,000)	(60,000)

Cash flows from financing activities:
Advances from shareholders	--	--	4,296	1,109
Proceeds from loans payable	--	13,484	388,030	346,758
Net cash flow from financing activities	--	13,484	392,326	347,867

Net (decrease) increase in cash and cash equivalents	(15)	(469)	38	473
Cash and cash equivalents, beginning of year	53	942	--	--
Cash and cash equivalents, end of year	38	473	38	473

Supplemental schedule of non-cash investing and financing activities
Accrued interest expense added to Loans payable	--	--	54,311	16,293

Supplemental schedule of cash flow information:
Interest paid	--	--	--	--
Income taxes paid	--	--	--	--

 F-20 and F-21

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months to January 31, 2002	Six months to January 31, 2001	December 6, 1999 (Inception) to January 31, 2002	December 6, 1999 (Inception) to January 31, 2001	December 6, 1999 (Inception) to January 31, 2000

Cash flow from operating activities:
Net (loss)	(386,617)	(186,090)	(1,400,553)	(760,860)	(193,931)
Reconciling adjustments
Issuance of shares for services	251,500	--	827,552	551,052	160,385
Interest receivable	--	--	(4,800)	--	--
Adjustments to reconcile net (loss) to net cash used by operating activities:
Decrease in Prepaid expenses	65,667	99,333	(6,667)	(183,334)	--
Increase in Accounts payable	84,842	66,731	262,545	99,675	16,667
Increase in Accrued expenses	2,520	2,520	7,562	2,520	--
Total adjustments	404,529	168,584	1,086,192	469,913	177,052

Net cash used by operating activities	17,912	(17,506)	(314,361)	(290,947)	(16,879)

Cash flows from investing activities:
Increase in Loans receivable	--	--	(60,000)	(60,000)	--

Net cash flow from investing activities	--	--	(60,000)	(60,000)	--

Cash flows from financing activities:
Advances from shareholders	--	3,187	4,296	4,296	--
Proceeds from loans payable	918	13,483	388,949	346,757	16,968
Repayment of loans	(18,860)	--	(18,861)	--	--

Net cash flow from financing activities	(17,942)	16,670	374,384	351,053	16,968

Net (decrease) increase in cash and cash equivalents	(30)	(836)	23	106	89

Cash and cash equivalents, beginning of year	53	942	--	--	--

Cash and cash equivalents, end of year	23	106	23	106	89

Supplemental schedule of non-cash investing and financing activities
Accrued interest expense added to Loans payable	918	--	55,229	--	--

Supplemental schedule of cash flow information:
Interest paid	--	--	--	--	--
Income taxes paid	--	--	--	--	--

 F-22 and F-23

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months to April 30, 2002	Nine months to April 30, 2001	December 6, 1999 (Inception) to April 30, 2002	December 6, 1999 (Inception) to April 30, 2001	December 6, 1999 (Inception) to April 30, 2000

Cash flow from operating activities:
Net (loss)	(499,475)	(275,626)	(1,513,411)	(850,396)	(436,107)
Reconciling adjustments
Issuance of shares for services	338,000	10,000	914,052	561,052	213,385
Interest receivable	(5,184)	(4,800)	(9,984)	(4,800)	--
Adjustments to reconcile net (loss) to net cash used by operating activities:
Decrease in Prepaid expenses	68,167	154,833	(4,165)	(127,833)	--
Increase in Accounts payable	112,609	94,291	290,312	127,235	35,416
Increase in Accrued expenses	3,780	3,781	8,820	3,780	--
Total adjustments	517,372	258,105	1,199,035	559,434	248,801

Net cash used by operating activities	17,897	(17,521)	(314,376)	(290,962)	(187,306)

Cash flows from investing activities:
Increase in Loans receivable		--	(60,000)	(60,000)	(60,000)

Net cash flow from investing activities	--	--	(60,000)	(60,000)	(60,000)

Cash flows from financing activities:
Advances from shareholders	--	3,187	4,296	4,296	--
Proceeds from loans payable	918	13,483	388,949	346,757	273,766
Repayment of loans	(18,860)	--	(18,860)	--	--

Net cash flow from financing activities	(17,942)	16,670	374,384	351,053	273,766

Net (decrease) increase in cash and cash equivalents	(45)	(851)	8	91	26,460

Cash and cash equivalents, beginning of year	53	942	--	--	--

Cash and cash equivalents, end of year	8	91	8	91	26,460

Supplemental schedule of non-cash investing and financing activities
Accrued interest expense added to Loans payable	918	--	55,229	--	--

Supplemental schedule of cash flow information:
Interest paid	--	--	--	--	--
Income taxes paid	--	--	--	--	--

F-24 and F-25

GUITRON INTERNATIONAL INC.
(A development stage company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for the three month periods ending October 31, 2001 and 2000, December 6, 1999 to January 31, 2000, the six month periods ending January 31, 2002 and 2001, December 6, 1999 to April 30, 2000, and the nine month periods ending April 30, 2002 and 2001 do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of Guitron International Inc. all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal years ended July 31, 2002 and 2001.