Form 10QSB
period 2002-10-31
GUITRON INTERNATIONAL INC
filed 2003-02-18
CIK 1110541

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number 333-37904

GUITRON INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	51-0397012
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530 9th Ave S.E.,
Calgary, Alberta Canada T2G 0T7
(Address of principal executive offices)

(403) 693-8000
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

4,078,582 shares of common stock, $.001 par value per share, as of January 31, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended October 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6 to 11
Notes to Unaudited Consolidated Financial Statements	12

GUITRON INTERNATIONAL INC.
BALANCE SHEETS
	October 31, 2002 (Unaudited)	July 31, 2002 (Audited)
ASSETS

CURRENT ASSETS
Cash	$971	$--
Prepaid expenses	--	1,665

Total Current Assets	$971	$1,665

Loans receivable	73,990	72,525
Loan to Guitron Corporation, net of valuation allowance of $247,218 for October 31, 2002 and $241,140 for 2002	--	--

Total Assets	74,961	74,190

LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$62,776	$59,329
Accounts payable (related party)	249,818	259,203
Accrued expenses	11,079	10,079
Advances due to shareholders	4,296	4,296
Loans payable	3,258	--

Total Current Liabilities	331,227	332,907

Commitments And Contingencies

STOCKHOLDERS' DEFICIT

Common stock - authorized 20,000,000shares of $0.001 par value.	1,491,525	1,370,640
Accumulated deficit during the development stage	(1,747,791)	(1,629,357)

	(256,266)	(258,717)
Total Liabilities and Stockholders' Deficit	$74,961	$74,190

GUITRON INTERNATIONAL INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months to October 31, 2002	Three Months to October 31, 2001	December 6, 1999 (Inception) to October 31, 2002

EXPENSES
Consulting	27,924	25,000	317,243
Consulting fees paid by shares	86,500	68,000	958,333
Professional fees	1,250	1,593	180,828
General and administrative	4,158	4,330	51,820

Total Expenses	119,832	98,923	1,508,224

(Loss) from operations	(119,832)	(98,923)	(1,508,224)

OTHER INCOME (EXPENSE)
Interest income	7,540	5,526	69,336
Interest expense	(64)	(1,004)	(61,684)
Unrecoverable loan	(6,078)	(5,526)	(247,219)

(Loss) before income taxes	(118,434)	(99,927)	(1,747,791)

Provisions for income taxes	--	--	--

Net (Loss)	(118,434)	(99,927)	(1,747,791)

Net (Loss) per share	(0.03)	(0.03)	(0.61)

Weighted average shares outstanding	3,525,828	3,035,037	2,839,394

GUITRON INTERNATIONAL INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months to October 31, 2002	Three Months to October 31, 2001	December 6, 1999 (Inception) to October 31, 2002
Cash flow from operating activities:
Net (loss)	(118,434)	(99,927)	(1,747,791)
Reconciling adjustments
Issuance of shares for services	120,885	15,000	1,121,439
Interest receivable	(1,465)	--	(13,994)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Decrease (increase) in Prepaid expenses	1,665	45,500	--
Increase in Accounts payable	(5,938)	38,152	312,594
Increase in Accrued expenses	1,001	1,260	11,082
Total adjustments	116,148	99,912	1,431,121

Net cash used by operating activities	(2,286)	(15)	(316,670)

Cash flows from investing activities:
Increase in Loans receivable	--	--	(60,000)
Net cash flow from investing activities	--	--	(60,000)

Cash flows from financing activities:
Advances from shareholders	--	--	4,296
Proceeds from loans payable	3,257	--	392,206
Repayment of loans	--	--	(18,861)
Net cash flow from financing activities	3,257	--	377,641

Net (decrease) increase in cash and cash equivalents	971	(15)	971
Cash and cash equivalents, beginning of year	--	53	--
Cash and cash equivalents, end of year	971	38	971

Supplemental schedule of non-cash investing and financing activities
Accrued interest expense added to Loans payable	64	--	55,283

Supplemental schedule of cash flow information:
Interest paid	--	--	--
Income taxes paid	--	--	--

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' (DEFICIT)
	Common Stock		Accumulated Deficit During the Development Stage	Total Stockholders' (Deficit)
Date of issue	Shares	Amount

Balance at December 6, 1999		--	--	--	--
Issue of shares for services	Dec. 7, 1999	500,000	106,000	--	106,000
Issue of shares for services	Dec. 7, 1999	1,500,000	318,000	--	318,000
Issue of shares for services	Dec. 7, 1999	299,650	63,526	--	63,526
Issue of shares for services	Dec. 7, 1999	299,650	63,526	--	63,526
Net (loss)		--	--	(574,770)	(574,770)
Balance at July 31, 2000		2,599,300	551,052	(574,770)	(23,718)
Net (loss)		--	--	(95,760)	(95,760)
Balance at October 31, 2000		2,599,300	551,052	(670,530)	(119,478)
Net (loss)		--	--	(90,330)	(90,330)
Balance at January 31, 2001		2,599,300	551,052	(760,860)	(209,808)
Issue of shares for services	March 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	April 1, 2001	5,000	5,000	--	5,000
Net (loss)		--	--	(89,536)	(89,536)
Balance at April 30, 2001		2,609,300	561,052	(850,396)	(289,344)
Issue of shares for services	May 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	June 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	July 1, 2001	5,000	5,000	--	5,000
Conversion of note payable to Common Stock	July 31, 2001	17,310	17,310	--	17,310
Conversion of note payable to Common Stock	July 31, 2001	7,501	7,501	--	7,500
Conversion of note payable to Common Stock	July 31, 2001	5,770	5,770	--	5,770

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' (DEFICIT)
	Common Stock		Accumulated Deficit During the Development Stage	Total Stockholders' (Deficit)
Date of issue	Shares	Amount
Conversion of note payable to Common Stock	July 31, 2001	23,316	18,422	--	18,422
Conversion of note payable to Common Stock	July 31, 2001	1,732	1,732	--	1,732
Conversion of note payable to Common Stock	July 31, 2001	347	347	--	347
Conversion of note payable to Common Stock	July 31, 2001	578	578	--	578
Conversion of note payable to Common Stock	July 31, 2001	578	578	--	578
Conversion of note payable to Common Stock	July 31, 2001	289	289	--	289
Conversion of note payable to Common Stock	July 31, 2001	1,154	1,154	--	1,154
Conversion of note payable to Common Stock	July 31, 2001	4,618	4,618	--	4,618
Conversion of note payable to Common Stock	July 31, 2001	11,834	11,834	--	11,834
Conversion of note payable to Common Stock	July 31, 2001	15,817	15,817	--	15,817
Conversion of note payable to Common Stock	July 31, 2001	27,673	27,673	--	27,673
Conversion of note payable to Common Stock	July 31, 2001	8,072	8,072	--	8,072
Conversion of note payable to Common Stock	July 31, 2001	11,834	11,834	--	11,834
Conversion of note payable to Common Stock	July 31, 2001	3,464	3,464	--	3,464

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' (DEFICIT)
	Common Stock		Accumulated Deficit During the Development Stage	Total Stockholders' (Deficit)
Date of issue	Shares	Amount
Conversion of note payable to Common Stock	July 31, 2001	6,927	6,927	--	6,927
Conversion of note payable to Common Stock	July 31, 2001	5,734	5,754	--	5,754
Conversion of note payable to Common Stock	July 31, 2001	3,452	3,452	--	3,452
Conversion of note payable to Common Stock	July 31, 2001	28,766	28,766	--	28,766
Conversion of note payable to Common Stock	July 31, 2001	3,452	3,452	--	3,452
Conversion of note payable to Common Stock	July 31, 2001	24,230	24,230	--	24,230
Conversion of note payable to Common Stock	July 31, 2001	5,761	5,761	--	5,761
Conversion of note payable to Common Stock	July 31, 2001	3,456	3,456	--	3,456
Conversion of note payable to Common Stock	July 31, 2001	17,224	17,223	--	17,224
Conversion of note payable to Common Stock	July 31, 2001	1,732	1,731	--	1,731
Conversion of note payable to Common Stock	July 31, 2001	1,501	1,500	--	1,500
Conversion of note payable to Common Stock	July 31, 2001	809	808	--	808
Conversion of note payable to Common Stock	July 31, 2001	1,153	1,153	--	1,153
Conversion of note payable to Common Stock	July 31, 2001	15,556	15,566	--	15,566

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' (DEFICIT)
	Common Stock		Accumulated Deficit During the Development Stage	Total Stockholders' (Deficit)
Date of issue	Shares	Amount

Conversion of note payable to Common Stock	July 31, 2001	17,283	12,669	--	12,669
Conversion of note payable to Common Stock	July 31, 2001	5,470	3,845	--	3,845
Conversion of note payable to Common Stock	July 31, 2001	5,731	4,075	--	4,075
Conversion of note payable to Common Stock	July 31, 2001	28,902	20,318	--	20,318
Conversion of note payable to Common Stock	July 31, 2001	5,118	3,374	--	3,374
Conversion of note payable to Common Stock	July 31, 2001	22,692	15,437	--	15,437
Conversion of note payable to Common Stock	July 31, 2001	5,773	4,245	--	4,245
Conversion of note payable to Common Stock	July 31, 2001	5,770	4,238	--	4,238
Conversion of note payable to Common Stock	July 31, 2001	22,922	16,056	--	16,056
Conversion of note payable to Common Stock	July 31, 2001	19,599	19,598	--	19,598
Net (loss)		3/4	3/4	(163,540)	(163,540)
Balance at July 31, 2001		3,025,200	936,679	(1,013,936)	(77,257)
Issue of shares for services	August 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	Sept. 1, 2001	5,000	5,000	--	5,000
Issue of shares for services	Oct. 1, 2001	5,000	5,000	--	5,000
Net (loss)		--	--	(99,927)	(99,927)
Balance at October 31, 2001		3,040,200	951,679	(1,113,863)	(162,184)

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' (DEFICIT)
	Common Stock		Accumulated Deficit During the Development Stage	Total Stockholders' (Deficit)
Date of issue	Shares	Amount

Issue of shares for services	Nov. 1, 2001	150,000	150,000	--	150,000
Issue of shares for services	Nov. 30, 2001	8,000	8,000	--	8,000
Issue of shares for services	Dec. 6, 2001	62,500	62,500	--	62,500
Issue of shares for services	Dec. 31, 2001	8,000	8,000	--	8,000
Conversion of note payable to Common Stock	Dec. 31, 2001	9,460	9,461	--	9,461
Issue of shares for services	Jan. 31, 2002	8,000	8,000	--	8,000
Net (loss)		--	--	(286,690)	(286,690)
Balance at January 31, 2002		3,286,160	1,197,640	(1,400,553)	(202,913)
Issue of shares for services	Feb. 28, 2002	8,000	8,000	--	8,000
Issue of shares for services	March 6, 2002	62,500	62,500	--	62,500
Issue of shares for services	March 31, 2002	8,000	8,000	--	8,000
Issue of shares for services	April 30,2002	8,000	8,000	--	8,000
Net (loss)				(112,858)	(112,858)
Balance at January 31, 2002		3,372,660	1,284,140	(1,513,411)	(229,271)
Issue of shares for services	May 31, 2002	8,000	8,000	--	8,000
Issue of shares for services	June 6, 2002	62,500	62,500	--	62,500
Issue of shares for services	June 30, 2002	8,000	8,000	--	8,000
Issue of shares for services	July 31, 2002	8,000	8,000	--	8,000

Net (loss)		--	--	(115,946)	(115,946)
Balance at July 31, 2002		3,459,160	1,370,640	(1,629,357)	(258,717)

GUITRON INTERNATIONAL INC.
(A development stage company)

STATEMENT OF STOCKHOLDERS' (DEFICIT)
	Common Stock		Accumulated Deficit During the Development Stage	Total Stockholders' (Deficit)
Date of issue	Shares	Amount

Issue of shares for services	Aug. 31, 2002	8,000	8,000	--	8,000
Issue of shares for services	Sept. 4, 2002	34,385	34,385	--	34,385
Issue of shares for services	Sept. 6, 2002	62,500	62,500	--	62,500
Issue of shares for services	Sept. 30, 2002	8,000	8,000	--	8,000
Issue of shares for services	Oct. 31, 2002	8,000	8,000	--	8,000
Net (loss)		--	--	(118,434)	(118,434)

Balance at October 31, 2002		3,580,045	1,491,525	(1,747,791)	(256,266)

GUITRON INTERNATIONAL INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for the three month periods ending October 31, 2002 and 2001 and December 6, 1999 to October 31, 2002, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of Guitron International Inc. all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal years ended July 31, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

PLAN OF OPERATION

We currently have no cash or other liquid assets to satisfy our cash requirements for the next twelve months. We will have to raise additional funds in the next twelve months to satisfy our operating expenses and to capitalize The Guitron Corporation ("Guitron Corporation") following closing of the acquisition later this month. We estimate that Guitron International Inc. ("Guitron International" or the "Corporation") will require $75,000 for the next twelve months of operations and estimate that Guitron Corporation will require $1,440,000 for its operations during the same period. Guitron International's operational expenses are anticipated to be limited to expenses for legal, accounting, administrative and office expenses. Guitron Corporation's estimated operational expenses include manufacturing, wages, salaries, employee benefits, utilities, rent, professional fees, research and development, entertainment, promotion, advertising, promotional materials, marketing, travel commissions and outside contractors.

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

Guitron International expects that it will have to add 1 or 2 people for administrative purposes during the next twelve months, subject to closing of the acquisition of Guitron Corporation and the achievement of the funding requirements of both Guitron International and Guitron Corporation. In addition, in order to implement Guitron Corporation's business plan, it will have to employ approximately seven (7) full-time employees, including three (3) senior executives, a general manager, a sales director, a marketing director and an engineer. We expect that sales personnel will also be hired as independent consultants or contractors.

Report of Management's Responsibility

Mr. Paul Okulov, who serves as the Company's principal executive officer, and Ms. Jacqueline Danforth, who serves as the Company's principal accounting officer, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Okulov and Ms. Danforth. Mr. Okulov and Ms. Danforth have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, these officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written documents and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On January 3, 2000, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, we issued an aggregate of 2,599,300 shares of our common stock to Michael D.A. Ash (500,000 shares), Ashbyrne 2000 Limited (1,500,000 shares), Frances Katz Levine (299,650 shares) and Scott Rapfogel (299,650 shares). All of the foregoing persons are sophisticated investors, are familiar with our business activities and were given full and complete access to any corporate information requested by them and did in fact review extensive corporate information. The shares issued to Michael D.A. Ash and Ashbyrne 2000 Limited were sold pursuant to a consulting services agreement which gave Ashbyrne Consulting Inc. the right to purchase 2,000,000 shares at par value. The shares issued to Frances Katz Levine and Scott Rapfogel were issued in exchange for legal services which were valued at an aggregate of $127,052.

On March 1, 2001, the Corporation entered into a Consulting Agreement with Remi Chehata whereby in exchange for Mr. Chehata's services to raise funds for the Corporation, Mr. Chehata was to receive 5,000 shares of the Corporation's common stock on a monthly basis. The Consulting Agreement continued through October 31, 2001, and a total of 40,000 shares during that time. On November 1, 2001, the Corporation entered into an Employment Agreement with Mr. Chehata, whereby in exchange for Mr. Chehata's services as the Corporation's Vice President of Corporate Affairs, he was to receive a monthly salary of $8,000 CDN and a signing bonus in the form of 150,000 shares of the Corporation's common stock and, if the Corporation so elected, the Company could issued shares of common stock in lieu of the monthly salary. During the period commencing November 1, 2001, through December 31, 2002, the Corporation elected to issue to Mr. Chehata 112,000 shares in lieu of cash compensation under the aforementioned Employment Agreement. These stock issuances to Mr. Chehata were made pursuant to exemptions provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated by the SEC under the Securities Act of 1933. Mr. Chehata, as an officer of Guitron International, is a sophisticated investor, is familiar with our business activities and was given full and complete access to any corporate information requested by him and did in fact review extensive corporate information.

From July 1, 2001 to December 31, 2001, we issued 410,360 shares of common stock in exchange for the cancellation of $370,087.90 of debt held by 42 individuals who reside in Canada. The issuance of such shares was made pursuant to exemptions provided by Section 4(2) of the Securities Act of 1933 and Regulation S promulgated by the SEC under the Securities Act of 1933. All of the foregoing persons are sophisticated investors, are familiar with our business activities and were given full and complete access to any corporate information requested by them and did in fact review extensive corporate information.

No commissions or finders fees were paid in connection with any of the foregoing offerings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information provided in Item 4 of Guitron International Inc.'s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 7, 2002, is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below.

b. The following reports on Form 8-K were filed during the quarter covered by this report:

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

ii) Form 8-K Amendment No. 1 filed on October 9, 2002. Amendment to Form 8-K filed on September 13, 2002. Amended to add exhibit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUITRON INTERNATIONAL, INC.

Date: February 14, 2003

By: /s/ Paul Okulov
Name: Paul Okulov
Title: President and Director

SECTION 302 CERTIFICATIONS

I, Paul Okulov, certify that:

1. I have reviewed this quarterly report of Guitron International Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which the quarterly report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

- Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

By /s/ Paul Okulov
Name: Paul Okulov
Title: President (Principal Executive Officer)

________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Guitron International Inc. (the "Company") on Form 10-QSB for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Okulov, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2002.

By: /s/ Paul Okulov
Name: Paul Okulov
Title: President (Principal Executive Officer)

EXHIBIT INDEX

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
10.9(8)

Share Purchase and Share Exchange Agreement dated April 24, 2002, between Guitron Corporation, Millennium Capital Venture Holdings, Inc., Bruno Desmarais, Richard Duffy and the shareholders of Guitron Corporation

10.10(8)	Break Up Agreement dated July 2, 2002, between Guitron Corporation, Millennium Capital Venture Holdings, Inc., Bruno Desmarais, Richard Duffy and the shareholders of Guitron Corporation
16.1(7)	Letter from Pinkham & Pinkham, P. C.

1. Incorporated by reference to the Exhibits filed with the Registrant's Form SB-2 filed with the SEC on May 26, 2000.
2. Incorporated by reference to the Exhibits filed with the Registrant's Amendment No. 1 to Form SB-2 filed with the SEC on June 8, 2000.
3. Incorporated by reference to the Exhibits filed with the Registrant's Amendment No. 2 to Form SB-2 filed with the SEC on December 12, 2000.
4. Incorporated by reference to the Exhibits filed with the Registrant's Amendment No. 3 to Form SB-2 filed with the SEC on April 20, 2001.
5. Incorporated by reference to the Exhibits filed with the Registrant's Amendment No. 4 to Form SB-2 filed with the SEC on June 4, 2001.
6. Incorporated by reference to the Exhibits filed with the Registrant's Post-effective Amendment to Form SB-2 filed with the SEC on June 11, 2001.
7. Incorporated by reference to the Exhibits filed with the Registrant's Amendment No. 1 to Form 8-K dated September 2, 2002, filed with the SEC on October 9, 2002
8. Incorporated by reference to the Exhibits filed with the Registrant's Form 10-KSB for the fiscal year ended July 31, 2002, filed with the SEC on February 7, 2003.