Form 10QSB
period 2003-01-31
GUITRON INTERNATIONAL INC
filed 2003-03-24
CIK 1110541

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____to ____

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

13,061,680 shares of common stock, $0.001 par value per share, as of March 21, 2003

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month periods ended January 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the year ended July 31, 2002.
Page

Unaudited Consolidated Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6

GUITRON INTERNATIONAL INC.
(A development stage Corporation)
BALANCE SHEETS
	January 31, 2003 (Unaudited)	July 31, 2002 (Audited)
ASSETS

CURRENT ASSETS
Prepaid expenses	$--	$1,665

Total Current Assets	$--	$1,665

Loans receivable	75,481	72,525
Loan to Guitron Corporation, net of valuation allowance of $503,449 for January 31, 2003 and $241,140 for 2002	--	--

Total Assets	75,481	74,190

LIABILITES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank	$137	$--
Accounts payable	77,605	59,329
Accounts payable (related party)	25,615	259,203
Accrued expenses	23,062	10,079
Advances due to shareholders	4,296	4,296
Loans payable	10,352	--

Total Current Liabilities	141,067	332,907

Commitments And Contingencies

STOCKHOLDERS' DEFICIT

Common stock - authorized 20,000,000shares of $0.001 par value. 4,052,196 and 3,459,160 issued and outstanding as at January 31, 2003 and July 31, 2002	1,998,061	1,370,640
Accumulated deficit during the development stage	(2,063,647)	(1,629,357)

	(65,586)	(258,717)

Total Liabilities and Stockholders' Deficit	$75,481	$74,190

GUITRON INTERNATIONAL INC.
(A development stage Corporation)
STATEMENTS OF OPERATIONS

(UNAUDITED)
	Three Months to January 31, 2003	Three Months to January 31, 2002	Six Months to January 31, 2003	Six Months to January 31, 2002	December 6, 1999 (Inception) to January 31, 2003

EXPENSES
Consulting	20,829	25,000	48,753	50,000	338,072
Consulting fees paid by shares	24,000	254,167	110,500	322,167	982,333
Professional fees	18,547	1,260	19,797	2,853	199,375
General and administrative	3,599	4,340	7,757	8,670	55,419

Total Expenses	66,975	284,767	186,807	383,690	1,575,199

(Loss) from operations	(66,975)	(284,767)	(186,807)	(383,690)	(1,575,199)

OTHER INCOME (EXPENSE)
Interest income	7,724	5,664	15,264	11,190	77,060
Interest expense	(374)	(1,923)	(438)	(2,927)	(62,058)
Unrecoverable loan	(256,231)	(5,664)	(262,309)	(11,190)	(503,450)

(Loss) before income taxes	(315,856)	(286,690)	(434,290)	(386,617)	(2,063,647)

Provisions for income taxes	--	--	--	--	--

Net (Loss)	(315,856)	(286,690)	(434,290)	(385,617)	(2,063,647)

Net (Loss) per share	(0.08)	(0.08)	(0.12)	(0.12)	(0.71)

Weighted average shares outstanding	3,571,610	3,237,888	3,538,067	3,136,462	2,896,168

GUITRON INTERNATIONAL INC.
(A development stage Corporation)
STATEMENT OF CASH FLOWS

(UNAUDITED)
	Six Months to January 31, 2003	Six Months to January 31, 2002	December 6, 1999 (Inception) to January 31, 2003

Cash flow from operating activities:
Net (loss)	(434,290)	(386,617)	(2,063,647)
Reconciling adjustments
Issuance of shares for services	110,500	251,500	1,111,054
Unrecoverable loan	250,000	--	250,000
Interest receivable	(2,955)	--	(15,484)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Decrease (increase) in Prepaid expenses	1,665	65,667	--
Increase in Accounts payable	51,609	84,842	370,141
Increase in Accrued expenses	12,983	2,520	23,064
Total adjustments	423,802	404,529	1,738,775

Net cash used by operating activities	(10,488)	17,912	(324,872)

Cash flows from investing activities:
Increase in Loans receivable	--	--	(60,000)
Net cash flow from investing activities	--	--	(60,000)

Cash flows from financing activities:
Advances from shareholders	--	--	4,296
Proceeds from loans payable	10,351	918	399,300
Repayment of loans	--	(18,860)	(18,861)
Net cash flow from financing activities	10,351	(17,942)	384,735

Net (decrease) increase in cash and cash equivalents	(137)	(30)	(137)
Cash and cash equivalents, beginning of year	--	53	--
Cash and cash equivalents, end of year	(137)	23	(137)

Supplemental schedule of non-cash investing and financing activities
Accrued interest expense added to Loans payable	438	918	55,667

Supplemental schedule of cash flow information:
Interest paid	--	--	--
Income taxes paid	--	--	--

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

Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Corporation's Annual Report on Form 10-KSB for the fiscal years ended July 31, 2002 and 2001.

NOTE 2 - SHAREHOLDERS EQUITY

During the quarter to October 31, 2002, 86,500 shares of common stock were issued in settlement of consulting fees and 34,385 shares were issued in settlement of liabilities.

During the quarter ending January 31, 2003, 24,000 shares were issued in settlement of consulting fees, 232,536 shares to settle liabilities and 250,000 shares were issued for payment of liabilities of The Guitron Corporation ("Guitron Canada') and recorded as an advance to Guitron Canada.

All shares were issued at $1.00 per share, which is management's estimate of the fair market value of the shares.

NOTE 3 - SUBSEQUENT EVENT

On February 22, 2003, the Company acquired 97.8% (the "Acquisition") of the issued and outstanding stock of The Guitron Corporation, a Quebec corporation ("Guitron Corp."). The Acquisition was approved by the shareholders of the Company at a special meeting of shareholders held on September 21, 2002, in Montreal, Quebec, Canada. Pursuant to the terms of the Acquisition, 3.25 shares of the Company's common stock were issued in exchange for every share of common stock of Guitron Corp. surrendered for exchange. A total of 9,016,001 of the Company's shares were issued at the closing of the Acquisition, in exchange for 2,774,154 shares of Guitron Corp., which represents 97.8% of Guitron Corp.'s total issued and outstanding shares. Following the closing of the Acquisition on February 22, 2003, the Company acquired another 30,768 shares of Guitron Corp. in exchange for the issuance of an additional 99,996 shares of the Company's common stock. As a result, the Company now owns 2,804,922 of the issued and outstanding shares of Guitron Corp., which represents approximately 1.1% of Guitron Corp.'s shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Guitron International Inc. (referred to herein as "Guitron International and as "the Corporation") intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Corporation's expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Corporation's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

PLAN OF OPERATION

General

Guitron International was incorporated in the State of Delaware, on December 6, 1999, for the specific purpose of acquiring The Guitron Corporation (referred to herein as "Guitron Corporation"), an affiliated corporation which was formed on August 20, 1997 in the Province of Quebec. Our secretary, treasurer, president and all directors hold identical positions with Guitron Corporation.

Guitron International's business is limited to the management of its majority-owned, operating subsidiary Guitron Corporation. On February 22, 2003, Guitron International acquired over 97% of the outstanding shares of Guitron Corporation.

Guitron Corporation is a development stage company, which is poised to launch a unique, patented musical instrument known as the Guitron. Guitron Corporation has had no operating revenues since its inception and has financed all of its operations from loans, Canadian government grants, research and development tax credits, and sales of its capital stock to affiliated parties and private investors. Funds received from these sources enabled Guitron Corporation to complete initial development of the first production models of the Guitron in March 2001. Since that time, Guitron Corporation has engaged in additional research and development for the purpose of further refining the instrument and simplifying the manufacturing process.

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

We currently have no cash or other liquid assets to satisfy our cash requirements for the next twelve months. We will have to raise additional funds in the next twelve months to satisfy our operating expenses and to capitalize Guitron Corporation, which was acquired by the Corporation on February 22, 2003, subsequent to the end of the quarter reported herein. We estimate that the Corporation will require $75,000 for the next twelve months of operations and estimate that Guitron Corporation will require $1,440,000 for its operations during the same period. Guitron International's operational expenses are anticipated to be limited to expenses for legal, accounting, administrative and office expenses. Guitron Corporation's estimated operational expenses include manufacturing, wages, salaries, employee benefits, utilities, rent, professional fees, research and development, entertainment, promotion, advertising, promotional materials, marketing, travel commissions and outside contractors.

In the event that the Corporation is not successful in raising the funds required, it will look for opportunities to either license or sell the Guitron technology to a third party. It is not known at this time if there is any such opportunities exist or if the Corporation will be successful in finding a party to license or sell the technology to.

During the next twelve months, Guitron Corporation expects to expend approximately $135,000 on product research or development. Such expenses will be for the design and development of a new board and another model of the Guitron, which the management of Guitron Corporation believes will provide a significant reduction in the manufacturing costs of the Guitron.

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

Report of Management's Responsibility

Mr. Paul Okulov, who serves as the Corporation's principal executive officer, and Ms. Jacqueline Danforth, who serves as the Corporation's principal accounting officer, have implemented the Corporation's disclosure controls and procedures to ensure that material information relating to the Corporation is made known to Mr. Okulov and Ms. Danforth. Mr. Okulov and Ms. Danforth have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, these officers have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Corporation had not adopted a complete set of written policies, controls and procedures. The Corporation is now developing such written documents and expects that in the process of such undertaking it will discover internal control policies and practices that the Corporation should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On February 22, 2003, the Company acquired 97.8% of the issued and outstanding stock of Guitron Corporation (the "Acquisition"). The Acquisition was approved by the Corporation's shareholders at a special meeting of shareholders held on September 21, 2002, in Montreal, Quebec, Canada. Pursuant to the terms of the Acquisition, 3.25 shares of the Corporation's common stock were issued and exchange for every share of common stock of Guitron Corporation surrendered for exchange. A total of 9,016,001 of the Corporation's shares were issued at the closing of the Acquisition, in exchange for 2,774,154 shares of Guitron Corporation, which represents 97.8% of Guitron Corporation's total issued and outstanding shares. The Corporation's Board of Directors approved the closing of the Acquisition with less than 100% of Guitron Corporation's total issued and outstanding shares being surrendered. Following the closing of the Acquisition on February 22, 2003, the Company acquired another 30,768 shares of Guitron Corp. in exchange for the issuance of an additional 99,996 shares of the Company's common stock. As a result, the Company now owns 2,804,922 of the issued and outstanding shares of Guitron Corp., which represents approximately 98.9% of Guitron Corp.'s shares. The Corporation is confident that it will be able to acquire all or most of the remaining 30,777 shares of Guitron Corporation (which represents approximately 1.1% of Guitron Corporation's issued and outstanding shares) within the next 60 days.

No commissions or finders fees were paid in connection with any of the foregoing offerings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below.

b. No reports on Form 8-K were filed during the quarter covered by this report. Subsequent to the end of the quarter covered by this report, the Corporation filed a report on Form 8-K reporting the terms of the acquisition of Guitron Corporation on February, 22, 2003. The Corporation expects to file an amendment to such report on Form 8-K prior to April 23, 2003, which will include audited financial statements of Guitron Corporation and pro forma financial statements showing the effects of the acquisition of Guitron Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUITRON INTERNATIONAL, INC.

Date: March 24, 2003

By:/s/ Paul Okulov
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

Date: March 24, 2003

By:/s/ Paul Okulov
Name: Paul Okulov
Title: President

________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Guitron International Inc. (the "Corporation") on Form 10-QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Okulov, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Date: March 24, 2003

By:/s/ Paul Okulov
Name: Paul Okulov
Title: President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)(2)(3)	Form of Agreement and Plan of Reorganization among The Guitron Corporation, a Canadian corporation, Guitron International Inc., and the shareholders of The Guitron Corporation
2.2 (1)	Form of Shareholder's Power of Attorney
2.3(1)	Form of Shareholders Letter of Transmittal and Custody Agreement
3.1(1)	Certificate of Incorporation of Guitron International Inc. filed December 6, 1999
3.2(1)	Certificate of Incorporation of The Guitron Corporation filed August 20, 1997
3.3(1)	By-Laws of Guitron International Inc.
4.1(5)	Specimen Common Stock Certificate
4.2(3) (4)	Form of Subscription Agreement
10.1(1)	Executive Agreement dated December 6, 1999 between Guitron International Inc. and Richard Duffy
10.2(1) (3) (4)	Marketing and Consulting Agreement dated September 29, 1999 between The Guitron Corporation and Marvin Chankowsky
10.3(1)	Marketing Agreement dated September 1, 1999 between The Guitron Corporation and Jean Pilote
10.4(1)	Consulting Agreement dated December 6, 1999 between Guitron International Inc. and Ashbyrne Consultants Inc.
10.5(1)	Form of Escrow Agreement between the Corporation and Continental Stock Transfer & Trust Corporation
10.6(1)	Loan Agreement dated as of July 30, 1999 between The Guitron Corporation and Productions Polyart International Inc.
10.7(1)	Service Agreement dated January 31, 2000 between The Guitron Corporation and Innovative Products Resources Ltd.
10.8(6)	Escrow Agreement dated June 7, 2001 between the Corporation and Continental Stock Transfer & Trust Corporation
10.9(7)

Share Purchase and Share Exchange Agreement dated April 24, 2002, between Guitron Corporation, Millennium Capital Venture Holdings, Inc., Bruno Desmarais, Richard Duffy and the shareholders of Guitron Corporation

10.10(7)	Break Up Agreement dated July 2, 2002, between Guitron Corporation, Millennium Capital Venture Holdings, Inc., Bruno Desmarais, Richard Duffy and the shareholders of Guitron Corporation

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